Form 10-Q
period 1996-03-31
TRANSPORT CORPORATION OF AMERICA INC
filed 1996-05-14
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24908


                     TRANSPORT CORPORATION OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)


             MINNESOTA                                   41-1386925
    (State or other jurisdiction                         (I.R.S. Employer
    of incorporation or organization)                    Identification No.)

                             1769 YANKEE DOODLE ROAD
                             EAGAN, MINNESOTA 55121
              (Address of principal executive offices and zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (612) 686-2500

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   YES _X_   NO ___

As of May 10, 1996, the Company had outstanding 6,421,809 shares of Common Stock, $.01 par value.


                      This Form 10-Q consists of 13 pages.



                     TRANSPORT CORPORATION OF AMERICA, INC.
                          Quarterly Report on Form 10-Q

                                Table of Contents


PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements and Notes

                  Condensed Balance Sheets as of
                    March 31, 1996 and December 31, 1995...........................................  Page 3

                  Condensed Statements of Earnings for the
                    three months ended March 31, 1996 and 1995.....................................  Page 4

                  Condensed Statements of Cash Flows for the
                    three months ended March 31, 1996 and 1995.....................................  Page 5

                  Notes to Condensed Financial Statements........................................... Page 6

Item 2.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations....................................................... Page 7

PART II   OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.................................................. Page 10

                  Exhibit 11    Statement re: Computation of Net Earnings per  Weighted
                                  Common and Common Equivalent Share................................ Page 12

                  Exhibit 27    Financial Data Schedule............................................. Page 13



                     TRANSPORT CORPORATION OF AMERICA, INC.
                            CONDENSED BALANCE SHEETS

                                                 MARCH 31,      DECEMBER 31,
                                                   1996             1995
                                               -------------    -------------
ASSETS:                                         (unaudited)           *
Current assets:
  Cash and cash equivalents                    $     171,928    $     165,173
  Trade receivables, net of allowances            13,900,893       13,040,508
  Other receivables                                1,681,499        3,322,095
  Operating supplies                                 910,334          963,490
  Deferred income tax benefit                      2,556,000        2,538,000
  Prepaid expenses and tires                       3,231,272        1,891,670
                                               -------------    -------------

      Total current assets                        22,451,926       21,920,936

Revenue equipment, at cost                        85,187,640       81,203,390
  Less: accumulated depreciation                 (18,371,138)     (16,161,324)
                                               -------------    -------------

      Net revenue equipment                       66,816,502       65,042,066

Property, other equipment, and improvements:
  Land, buildings, and improvements                9,149,061        8,832,102
  Furniture and other equipment                    4,738,624        4,634,034
  Less: accumulated depreciation                  (4,294,142)      (4,051,995)
                                               -------------    -------------

      Net property, other equipment,
        and improvements                           9,593,543        9,414,141

Other assets, net                                  3,238,108        3,080,043
                                               -------------    -------------

  TOTAL ASSETS                                 $ 102,100,079    $  99,457,186
                                               =============    =============

LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
  Note payable to bank                         $   1,100,000    $   2,230,000
  Current maturities of long-term debt            10,291,907        9,314,272
  Accounts payable                                 2,759,033        2,997,255
  Checks issued in excess of cash balances         1,690,877        1,152,928
  Due to independent contractors                   1,646,294          980,075
  Accrued expenses                                11,178,613       11,544,928
                                               -------------    -------------

      Total current liabilities                   28,666,724       28,219,458

Long term debt, less current maturities           25,476,647       24,436,325

Deferred income taxes                             10,993,000       10,494,000

Stockholders' equity:
  Common stock                                        64,218           64,206
  Additional paid-in capital                      23,381,583       23,370,469
  Retained earnings                               13,517,907       12,872,728
                                               -------------    -------------

      Total stockholders' equity                  36,963,708       36,307,403
                                               -------------    -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 102,100,079    $  99,457,186
                                               =============    =============

* Based upon audited financial statements.



                     TRANSPORT CORPORATION OF AMERICA, INC.
                        CONDENSED STATEMENTS OF EARNINGS


                                                     THREE MONTHS ENDED MARCH 31,
                                          ----------------------------------------------
                                                    1996                     1995
                                          ---------------------    ---------------------
                                             AMOUNT         %         AMOUNT         %
                                          ------------    -----    ------------    -----
                                                             (unaudited)
OPERATING REVENUES                        $ 38,794,178    100.0    $ 34,350,614    100.0

OPERATING EXPENSES:
  Salaries, wages, and benefits             11,368,882     29.3      10,376,721     30.2
  Fuel, maintenance, and                     5,975,694     15.4       5,068,866     14.8
    other expenses
  Purchased transportation                  10,636,242     27.4       8,396,642     24.4
  Revenue equipment leases                   1,777,492      4.6       1,842,969      5.4
  Depreciation and amortization              3,307,524      8.5       2,253,402      6.6
  Insurance, claims, and damage              1,360,970      3.5       1,841,871      5.4
  Taxes and licenses                           781,347      2.0         747,688      2.2
  Communication                                485,978      1.3         528,041      1.5
  Other general and                          1,327,620      3.4       1,355,415      3.9
    administrative expenses
  Gain on disposition of equipment             (24,203)    (0.1)       (343,581)    (1.0)
                                          ------------    -----    ------------    -----
    Total operating expenses                36,997,546     95.3      32,068,034     93.4
                                          ------------    -----    ------------    -----

    OPERATING INCOME                         1,796,632      4.7       2,282,580      6.6

Interest expense                               687,111      1.8         530,724      1.5
Interest income                                 (2,658)     0.0         (84,500)    (0.2)
                                          ------------    -----    ------------    -----
    Interest expense, net                      684,453      1.8         446,224      1.3

    EARNINGS BEFORE INCOME TAXES             1,112,179      2.9       1,836,356      5.3

Provision for income taxes                     467,000      1.2         790,000      2.3
                                          ------------    -----    ------------    -----

    NET EARNINGS                          $    645,179      1.7    $  1,046,356      3.0
                                          ============    =====    ============    =====

Net earnings per weighted common and
   common equivalent share - primary      $       0.10             $       0.16
                                          ============             ============

Weighted average number of common and
   common equivalent shares outstanding      6,708,277                6,689,425
                                          ============             ============



                     TRANSPORT CORPORATION OF AMERICA, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                     THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        1996           1995
                                                    ------------    ------------
                                                           (unaudited)
OPERATING ACTIVITIES:
     Net earnings                                   $    645,179    $  1,046,356
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization                 3,307,524       2,253,402
         Gain on disposition of equipment                (24,203)       (343,581)
         Deferred income taxes                           481,000         214,000
         Changes in operating assets
           and liabilities:
           Trade receivables                            (860,385)     (1,541,611)
           Other receivables                           1,640,596         100,185
           Operating supplies                             53,156           4,212
           Prepaid expenses and tires                 (1,339,602)     (1,198,251)
           Accounts payable                             (238,222)       (612,917)
           Due to independent contractors                666,219         494,325
           Accrued expenses                             (366,315)      1,734,731
                                                    ------------    ------------
             Net cash provided by operating
               activities                              3,964,947       2,150,851
                                                    ------------    ------------

INVESTING ACTIVITIES:
     Payments for purchases of revenue equipment      (5,696,303)     (7,419,856)
     Payments for purchases of property, other
       equipment, and leasehold improvements            (491,302)       (263,179)
     Increase in other assets                             21,341          42,246
     Proceeds from disposition of equipment              771,040       1,896,793
                                                    ------------    ------------
             Net cash used in investing
               activities                             (5,395,224)     (5,743,996)
                                                    ------------    ------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock               11,126               0
     Proceeds from issuance of long-term debt          4,326,600       2,791,500
     Principal payments on long-term debt             (2,308,643)     (1,588,979)
     Proceeds from issuance of
       notes payable to bank                          13,260,000               0
     Principal payments on notes payable to bank     (14,390,000)              0
     Net checks issued in excess of cash balances        537,949         536,891
                                                    ------------    ------------
             Net cash provided by financing
               activities                              1,437,032       1,739,412
                                                    ------------    ------------

            INCREASE (DECREASE) IN CASH                    6,755      (1,853,733)

CASH AND CASH EQUIVALENTS:
  AT BEGINNING OF PERIOD                                 165,173       7,372,042
  AT END OF PERIOD                                  $    171,928    $  5,518,309
                                                    ============    ============

Supplemental disclosure of cashflow information:
     Cash paid during the period for:
         Interest, net                              $    667,869         519,905
         Income taxes, net                               120,889         201,286





                     TRANSPORT CORPORATION OF AMERICA, INC.
                     Notes to Condensed Financial Statements


1.                Interim Condensed Financial Statements (unaudited)

                         The unaudited interim condensed financial statements
                  contained herein reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the interim periods. They have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and, accordingly, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         These statements should be read in conjunction with the
                  financial statements and footnotes included in the Company's most recent annual financial statements on Form 10-K for the year ended December 31, 1995. The policies described in that report are used in preparing quarterly reports.

                         The Company's business is seasonal. Operating results
                  for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.                Commitments

                         As of March 31, 1996 the Company had commitments for
                  the purchase of approximately $12.5 million of revenue equipment and up to approximately $1.2 million to expand and upgrade its Janesville, Wisconsin facility.


Item 2.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

                  Three Months Ended March 31, 1996 and 1995

                         Operating revenues increased 12.9% to $38.8 million for
                  the quarter ended March 31, 1996 from $34.4 million for the quarter ended March 31, 1995. Greater freight volumes from existing customers continued as the primary source of revenue growth. Revenues per mile declined to $1.26 per mile in the first quarter of 1996 from $1.27 per mile for the same period of 1995. Industry overcapacity and soft demand contributed to higher empty miles as a percentage of total miles driven and limited opportunities for rate increases. Equipment utilization, as measured by average revenue per tractor per week, was $2,563 during the first quarter of 1996, compared to $2,747 for the same period of 1995. Utilization was impaired by poor weather conditions and soft demand for transportation services.

                         Pre-tax margin (earnings before income taxes as a
                  percentage of operating revenues) declined to 2.9% in the first quarter of 1996 from 5.3% for the same period of 1995. Efficiency, as measured by average annualized revenues per non-driver employee, improved 7.2% to $493,900 for the first quarter of 1996, compared to $460,600 for the same period of 1995. Salaries, wages and benefits as a percentage of operating revenues were 29.3% in the first quarter of 1996, compared to 30.2% for the same period of 1995. Unusually severe winter weather conditions, compared to the relatively mild conditions a year ago, and higher fuel prices during the first quarter of 1996 contributed to an increase of fuel, maintenance and other expenses as a percentage of operating revenues to 15.4% in the first quarter of 1996, compared to 14.8% for the same period of 1995. Independent contractor miles increased 27.8% in the first quarter of 1996, compared to the same period of 1995, as a result of the increase in the number of contractors to 398 at March 31, 1996 from 324 a year prior. As a consequence, purchased transportation increased as a percentage of operating revenues to 27.4% in the first quarter of 1996 from 24.4% for the same period of 1995. Revenue equipment leases decreased as a percentage of operating revenues to 4.6% in the first quarter of 1996 from 5.4% for the same period of 1995, primarily as a result of the expanded use of debt-financed equipment in place of leased equipment and an increase in independent contractors. For the first quarter of 1996, depreciation and amortization increased to 8.5% of operating revenues from 6.6% for the same period of 1995, due to new revenue equipment purchases and replacement of leased equipment with debt-financed equipment. Insurance, claims and damage decreased as a percentage of operating revenues to 3.5% in the first quarter of 1996 from 5.4% for the same period of 1995 primarily as a result of more favorable accident experience in the first quarter of 1996, when compared to the same period of 1995, and favorable insurance premium costs for policies which were renewed at the start of 1996.

                         In the first quarter of 1996, gain on the disposition
                  of equipment was $24,000, compared to $344,000 in the first quarter of 1995, a reflection of the large number of equipment dispositions and the favorable market for the sale of used equipment in the first quarter of 1995.

                         The effective tax rate for the first quarter of 1996
                  was 42.0%, compared to the 43.0% effective tax rate for the first quarter of 1995. The lower effective rate in 1996 was primarily due to a decline in Company per diem payments, which are not fully deductible for income tax purposes, when compared to the first quarter of 1995. The Company pays certain of its drivers a per-diem allowance while on the road to cover meals and other expenses.

                         As a consequence of the items discussed above, net
                  earnings declined to $645,000 or 1.7% of operating revenues for the quarter ended March 31, 1996 from $1.0 million or 3.0% of operating revenues for the quarter ended March 31, 1995.

                  LIQUIDITY AND CAPITAL RESOURCES

                         Net cash provided by operating activities was $4.0
                  million in the first three months of 1996. The working capital deficit as of March 31, 1996 was $6.2 million, compared to the $6.3 million deficit which existed as of December 31, 1995. Historically, the Company has operated effectively with current liabilities in excess of current assets through a combination of operating profits, collections on accounts receivable, and other cash management strategies. Management expects to continue to do so while meeting its obligations. Accrued liabilities include normal provisions for accident and workers' compensation claims associated with the Company's self-insured retention insurance program, less claim payments actually made. The Company believes that reserves are adequate for expected future claim payments.

                         Investing activities in the first three months of 1996
                  consumed net cash of $5.4 million, primarily for the purchase of new revenue equipment including 7 tractors and 220 trailers, less proceeds from the disposition of 41 used trailers. These expenditures were financed through a combination of cash generated by operations, long-term debt financing and proceeds from equipment dispositions. As of March 31, 1996 the Company had commitments for the purchase of approximately $12.5 million of revenue equipment and up to approximately $1.2 million to expand and upgrade its Janesville, Wisconsin facility. The Company expects to finance these commitments by cash flows from operating activities and proceeds from the disposition of used revenue equipment.

                         Net cash provided by financing activities was $1.4
                  million in the first three months of 1996. Payments under the Company's term loan agreements were $2.3 million. The primary source of financing was the issuance of $4.3 million of long-term debt associated with the purchase of revenue equipment.

                         The Company maintains an $8 million working capital
                  line of credit secured primarily by its accounts receivable. This facility is used to support letter of credit requirements with an insurance carrier associated with the Company's self-insured retention insurance program and to meet short-term operating cash requirements. As of March 31, 1996, there was $1.1 million outstanding debt under this line of credit and $1.8 million of outstanding letters of credit which reduced the amount available under the line of credit. This credit facility has been renewed with expiration in May 1997.

                         The Company expects to continue to fund its liquidity
                  needs and anticipated capital expenditures with cash flows from operations, long-term debt financing and operating leases, equipment dispositions, and the line of credit.


PART II   OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K:

                  (a)    Exhibits:

                  Exhibit
                  Number       Description                                          Page
                  ------       -----------                                          ----
                  11     Statement re: Computation of Net Earnings per  Weighted
                                       Common and Common Equivalent Share........... 12
                  27     Financial Data Schedule.................................... 13

                  (b)    Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended
                     March 31, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TRANSPORT CORPORATION OF AMERICA, INC.



Date:  May 10, 1996                     /s/ James B. Aronson
                                James B. Aronson
                                Chief Executive Officer



                                        /s/ Robert J. Meyers
                                Robert J. Meyers
                                Executive Vice President, Chief Financial
                                Officer and Chief Information Officer (Principal Financial and Accounting Officer)