Form 10-Q
period 1996-06-30
TRANSPORT CORPORATION OF AMERICA INC
filed 1996-08-12
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES __X__ NO ____

As of August 7, 1996, the Company had outstanding 6,424,096 shares of Common Stock, $.01 par value.


                      This Form 10-Q consists of 14 pages.


                     TRANSPORT CORPORATION OF AMERICA, INC.
                          Quarterly Report on Form 10-Q

                                Table of Contents


PART I   FINANCIAL INFORMATION
Item 1.           Financial Statements and Notes

                  Condensed Balance Sheets as of
                    June 30, 1996 and December 31, 1995......................................  Page 3

                  Condensed Statements of Earnings for the
                    three and six months ended June 30, 1996 and 1995........................  Page 4

                  Condensed Statements of Cash Flows for the
                    six months ended June 30, 1996 and 1995..................................  Page 5

                  Notes to Condensed Financial Statements....................................  Page 6

Item 2.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations................................................  Page 7

PART II   OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holder.........................  Page 11

Item 5.           Other Information..........................................................  Page 11

Item 6.           Exhibits and Reports on Form 8-K...........................................  Page 11

                  Exhibit 11    Statement re: Computation of Net Earnings per Weighted
                                 Common and Common Equivalent Share..........................  Page 13

                  Exhibit 27    Financial Data Schedule......................................  Page 14



                     TRANSPORT CORPORATION OF AMERICA, INC.
                            CONDENSED BALANCE SHEETS

                                                     JUNE 30,          DECEMBER 31,
                                                      1996                1995
                                                 -------------      -------------
ASSETS:                                           (unaudited)              *
Current assets:
  Cash and cash equivalents                      $   1,615,571      $     165,173
  Trade receivables, net of allowances              13,428,312         13,040,508
  Other receivables                                  1,480,915          3,322,095
  Operating supplies                                   861,692            963,490
  Deferred income taxes                              2,427,000          2,538,000
  Prepaid expenses and tires                         2,819,019          1,891,670
                                                 -------------      -------------

      Total current assets                          22,632,509         21,920,936

Revenue equipment, at cost                          85,200,788         81,203,390
  Less: accumulated depreciation                   (21,294,283)       (16,161,324)
                                                 -------------      -------------

      Net revenue equipment                         63,906,505         65,042,066

Property, other equipment, and improvements:
  Land, buildings, and improvements                 10,104,133          8,832,102
  Furniture and other equipment                      4,757,320          4,634,034
  Less: accumulated depreciation                    (4,245,050)        (4,051,995)
                                                 -------------      -------------

       Net property, other equipment,
          and improvements                          10,616,403          9,414,141

Other assets, net                                    3,087,913          3,080,043
                                                 -------------      -------------

  TOTAL ASSETS                                   $ 100,243,330      $  99,457,186
                                                 =============      =============

LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
  Note payable to bank                           $           0      $   2,230,000
  Current maturities of long-term debt              10,704,220          9,314,272
  Accounts payable                                   2,241,087          2,997,255
  Checks issued in excess of cash balances             869,881          1,152,928
  Due to independent contractors                     1,772,991            980,075
  Accrued expenses                                  11,571,113         11,544,928
                                                 -------------      -------------

      Total current liabilities                     27,159,292         28,219,458

Long term debt, less current maturities             22,623,591         24,436,325

Deferred income taxes                               11,700,000         10,494,000

Stockholders' equity:
  Common stock                                          64,218             64,206
  Additional paid-in capital                        23,381,583         23,370,469
  Retained earnings                                 15,314,646         12,872,728
                                                 -------------      -------------

      Total stockholders' equity                    38,760,447         36,307,403
                                                 -------------      -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 100,243,330      $  99,457,186
                                                 =============      =============


* Based upon audited financial statements.


                     TRANSPORT CORPORATION OF AMERICA, INC.
                        CONDENSED STATEMENTS OF EARNINGS

                                              THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                            ------------------------------      ------------------------------
                                                1996               1995             1996               1995
                                            ------------      ------------      ------------      ------------
                                               AMOUNT             AMOUNT           AMOUNT             AMOUNT
                                            ------------      ------------      ------------      ------------
                                                      (unaudited)                          (unaudited)
OPERATING REVENUES                          $ 41,225,259      $ 34,972,128      $ 80,019,437      $ 69,322,742

OPERATING EXPENSES:
  Salaries, wages, and benefits               11,111,748         9,897,058        22,480,630        20,273,779
  Fuel, maintenance, and
    other expenses                             5,650,291         4,901,528        11,625,985         9,970,394
  Purchased transportation                    11,545,448         9,040,106        22,181,690        17,436,748
  Revenue equipment leases                     1,772,823         1,704,314         3,550,315         3,547,283
  Depreciation and amortization                3,430,593         2,366,615         6,738,117         4,620,017
  Insurance, claims, and damage                1,403,441         1,459,384         2,764,411         3,301,255
  Taxes and licenses                             794,783           754,852         1,576,130         1,502,540
  Communication                                  476,063           398,982           962,041           927,023
  Other general and
    administrative expenses                    1,248,866         1,324,027         2,576,486         2,679,442
  Loss (gain) on disposition of equipment         12,335          (575,857)          (11,868)         (919,438)
                                            ------------      ------------      ------------      ------------
    Total operating expenses                  37,446,391        31,271,009        74,443,937        63,339,043
                                            ------------      ------------      ------------      ------------

    OPERATING INCOME                           3,778,868         3,701,119         5,575,500         5,983,699

Interest expense                                 683,693           500,131         1,370,804         1,030,855
Interest income                                   (3,564)          (58,068)           (6,222)         (142,568)
                                            ------------      ------------      ------------      ------------
    Interest expense, net                        680,129           442,063         1,364,582           888,287

    EARNINGS BEFORE INCOME TAXES               3,098,739         3,259,056         4,210,918         5,095,412

Provision for income taxes                     1,302,000         1,402,000         1,769,000         2,192,000
                                            ------------      ------------      ------------      ------------

    NET EARNINGS                            $  1,796,739      $  1,857,056      $  2,441,918      $  2,903,412
                                            ============      ============      ============      ============

Net earnings per weighted common and
   common equivalent share - primary        $       0.27      $       0.28      $       0.36      $       0.43
                                            ============      ============      ============      ============

Weighted average number of common and
   common equivalent shares outstanding        6,725,373         6,707,406         6,716,825         6,698,415
                                            ============      ============      ============      ============



                     TRANSPORT CORPORATION OF AMERICA, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                    SIX MONTHS ENDED JUNE 30,
                                                 ------------------------------
                                                      1996             1995
                                                 ------------      ------------
                                                           (unaudited)
OPERATING ACTIVITIES:
   Net earnings                                     $  2,441,918      $  2,903,412
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                   6,738,117         4,620,017
       Gain on disposition of equipment                  (11,868)         (919,438)
       Deferred income taxes                           1,317,000           798,000
       Changes in operating assets
         and liabilities:
         Trade receivables                              (387,804)       (1,195,768)
         Other receivables                             1,841,180           (59,804)
         Operating supplies                              101,798           (28,824)
         Prepaid expenses and tires                     (927,349)         (628,627)
         Accounts payable                               (756,168)         (634,452)
         Due to independent contractors                  792,916           517,887
         Accrued expenses                                 26,185         1,234,316
                                                    ------------      ------------
           Net cash provided by operating
             activities                               11,175,925         6,606,719
                                                    ------------      ------------

INVESTING ACTIVITIES:
   Payments for purchases of revenue equipment        (5,709,450)      (10,869,477)
   Payments for purchases of property, other
     equipment, and leasehold improvements            (1,855,987)         (629,860)
   Increase in other assets                              (21,798)           14,192
   Proceeds from disposition of equipment                786,415         4,129,341
                                                    ------------      ------------
           Net cash used in investing
             activities                               (6,800,820)       (7,355,804)
                                                    ------------      ------------

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                 11,126                 0
   Proceeds from issuance of long-term debt            4,500,239         2,791,500
   Principal payments on long-term debt               (4,923,025)       (3,668,758)
   Proceeds from issuance of
     notes payable to bank                            21,888,000         1,010,000
   Principal payments on notes payable to bank       (24,118,000)       (1,010,000)
   Net checks issued in excess of cash balances         (283,047)         (695,493)
                                                    ------------      ------------
           Net cash provided by financing
             activities                               (2,924,707)       (1,572,751)
                                                    ------------      ------------

          INCREASE (DECREASE) IN CASH                  1,450,398        (2,321,836)


CASH AND CASH EQUIVALENTS:
   AT BEGINNING OF PERIOD                                165,173         7,372,042
   AT END OF PERIOD                                 $  1,615,571      $  5,050,206
                                                    ============      ============

Supplemental disclosure of cashflow information:
   Cash paid during the period for:
       Interest, net                                $  1,372,887         1,014,372
       Income taxes, net                                 187,051         1,371,595



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

                  The Company's business is seasonal. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.       Commitments

                  As of June 30, 1996 the Company had commitments for the purchase of approximately $9.1 million of revenue equipment, net of proceeds from the disposition of used equipment, $375,000 for the purchase of land in Kansas City, Missouri, and approximately $300,000 to complete the expansion and upgrade of its Janesville, Wisconsin facility.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Three Months Ended June 30, 1996 and 1995

                  Operating revenues increased 17.9% to $41.2 million for the quarter ended June 30, 1996 from $35.0 million for the quarter ended June 30, 1995. Greater freight volumes from existing customers continued as the primary source of revenue growth. Revenues per mile declined slightly to $1.28 per mile in the second quarter of 1996 from $1.29 per mile for the same period of 1995. Equipment utilization, as measured by average revenue per tractor per week, rose to $2,749 during the second quarter of 1996, from $2,741 in the second quarter of 1995.

                  Pre-tax margin (earnings before income taxes as a percentage of operating revenues) declined to 7.5% in the second quarter of 1996 from 9.3% for the same period of 1995. Efficiency, as measured by average annualized revenues per non-driver employee, improved 13.6% to $536,000 for the second quarter of 1996, compared to $471,800 for the same period of 1995. Salaries, wages and benefits as a percentage of operating revenues were 27.0% in the second quarter of 1996, compared to 28.3% for the same period of 1995. There were 423 independent contractors at June 30, 1996, an increase of 71 from 352 a year prior. Reflecting the increase in the number of independent contractors, independent contractor miles increased 28.6% in the second quarter of 1996, compared to the same period of 1995. Accordingly, purchased transportation increased as a percentage of operating revenues to 28.0% in the second quarter of 1996 from 25.8% for the same period of 1995. The decline of fuel, maintenance and other expenses as a percentage of operating revenues to 13.7% in the second quarter of 1996, when compared to 14.0% in the second quarter of 1995, reflects the increase of independent contractor miles as a percent of total miles, partially offset by significantly higher fuel prices during the second quarter of 1996, when compared to the same period of 1995. Revenue equipment leases decreased as a percentage of operating revenues to 4.3% in the second quarter of 1996 from 4.9% for the same period of 1995, primarily as a result of the expanded use of debt financed equipment in place of leased equipment and an increase in independent contractors. Correspondingly, depreciation and amortization for the second quarter of 1996 increased to 8.3% of operating revenues from 6.8% for the same period of 1995, due to new revenue equipment purchases and replacement during 1995 of leased equipment with debt-financed equipment. Insurance, claims and damage decreased as a percentage of operating revenues to 3.4% in the first quarter of 1996 from 4.2% for the same period of 1995 as a result of favorable insurance premium costs for policies which were renewed at the start of 1996 and more favorable accident experience in the second quarter of 1996, when compared to the same period of 1995.

                  In the second quarter of 1996, loss on the disposition of equipment was $12,000, compared to a gain of $576,000 in the second quarter of 1995, a reflection of the large number of equipment dispositions and the favorable market for the sale of used equipment in the same period of 1995.

                  The effective tax rate for the second quarter of 1996 was 42.0%, compared to the 43.0% effective tax rate for the second quarter of 1995. The lower effective rate in 1996 was primarily due to a decline in Company per diem payments, which are not fully deductible for income tax purposes, when compared to the second quarter of 1995. The Company pays certain of its drivers a per diem allowance while on the road to cover meals and other expenses.

                  As a consequence of the items discussed above, net earnings declined to $1.8 million, or 4.4% of operating revenues for the quarter ended June 30, 1996 from $1.9 million, or 5.3% of operating revenues for the quarter ended June 30, 1995.

         Six Months Ended June 30, 1996 and 1995

                  Operating revenues increased 15.4% to $80.0 million for the six months ended June 30, 1996 from $69.3 million for the first six months of 1995. Increases in freight volumes from existing customers continued as the primary source of revenue growth. Reflecting soft demand and industry overcapacity which contributed to higher empty miles as a percentage of total miles driven, revenues per mile declined slightly to $1.27 per mile in the first six months of 1996 from $1.28 per mile for the same period of 1995. Equipment utilization, as measured by average revenues per tractor per week, was $2,656 during the first six months of 1996 compared to $2,744 for the same period of 1995.

                  Pre-tax margin (earnings before income taxes as a percentage of operating revenues) declined to 5.3% in the first six months of 1996 from 7.4% for the same period of 1995. Efficiency, as measured by average annualized revenues per non-driver employee, increased 10.4% to $514,700 for the first six months of 1996 from $466,200 for the same period of 1995. Independent contractor miles increased 28.2% in the first six months of 1996, compared to the same period of 1995, as a result of the increase in the average number of contractors during the first six months of 1996 compared to the same period of 1995. Correspondingly, purchased transportation increased as a percentage of operating revenues to 27.7% in the first six months of 1996 from 25.2% for the same period of 1995. Fuel, maintenance and other expenses increased as a percentage of operating revenues to 14.5% in the first six months of 1996 from 14.4% for the same period of 1995 as a result of unusually severe winter weather conditions and higher fuel costs in 1996, compared to 1995, partially offset by the increase in independent contractor miles as a percentage of total miles when compared to 1995. Revenue equipment leases decreased as a percentage of operating revenues to 4.4% in the first six months of 1996 from 5.1% for the same period of 1995, primarily as a result of an increase in independent contractors and the expanded use of debt financed equipment. For the first six months of 1996, depreciation and amortization increased to 8.4% of operating revenues from 6.7% for the same period of 1995 due to purchases of new revenue equipment and replacement of leased equipment with debt financed equipment. Insurance, claims and damage decreased as a percentage of operating revenues to 3.5% in the first six months of 1996 from 4.8% for the same period of 1995, as a result of improved accident and claim experience in 1996 when compared to 1995, and lower insurance premium costs for policies which were renewed at the start of 1996.

                  In the first six months of 1996, gain on the disposition of equipment was $12,000, compared to a gain of $919,000 in the first six months of 1995, due to the large number of equipment dispositions and the favorable market for used equipment in the first six months of 1995.

         The effective tax rate for the first six months of 1996 was 42.0%, compared to the 43.0% effective tax rate for the first six months of 1995. The lower effective rate in 1996 is due to a decline in Company per diem payments, which are not fully deductible for income tax purposes, when compared to the first six months of 1995. The Company pays certain of its drivers a per diem allowance while on the road to cover meals and other expenses.

                  As a consequence of the items discussed above, net earnings declined to $2.4 million, or 3.1% of operating revenues, for the six months ended June 30, 1996 from $2.9 million, or 4.2% of operating revenues, for the six months ended June 30, 1995.


         LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities was $11.2 million in the first six months of 1996. The working capital deficit as of June 30, 1996 was $4.5 million, compared to the $6.3 million deficit which existed as of December 31, 1995. The working capital deficit at June 30, 1996 includes $10.7 million of current maturities of long-term debt associated with the purchase of revenue equipment. Historically, the Company has operated effectively with current liabilities in excess of current assets through a combination of operating profits, collections on accounts receivable, and other cash management strategies. Management expects to continue to do so while meeting its obligations. Accrued liabilities include normal provisions for accident and workers' compensation claims associated with the Company's self-insured retention insurance program, less claim payments actually made. The Company believes that reserves are adequate for expected future claim payments.

                  Investing activities in the first half of 1996 consumed net cash of $6.8 million, primarily for the purchase of new revenue equipment including 7 tractors and 220 trailers, less proceeds from the disposition of used equipment, including 41 trailers and 3 tractors. These expenditures were financed through a combination of cash generated by operations, long-term debt financing and proceeds from equipment dispositions. As of June 30, 1996 the Company had commitments for the purchase of approximately $9.1 million of revenue equipment, net of proceeds from the disposition of used equipment, $375,000 for the purchase of land in Kansas City, Missouri, and approximately $300,000 to complete the expansion and upgrade of its Janesville, Wisconsin facility. The Company has arranged to finance the revenue equipment purchases; the remaining commitments are expected to be financed by cash flows from operating activities.

                  Net cash used by financing activities was $2.9 million in the first half of 1996. Payments under the Company's term loan agreements were $4.9 million. The primary source of financing was the issuance of $4.5 million of long-term debt associated with the purchase of revenue and computer equipment.

                  In April, 1996 the Company renewed its working capital line of credit with a bank. This $10 million credit facility, secured primarily by its accounts receivable, expires in May, 1997. This facility is used to meet short-term operating cash requirements as well as letter of credit requirements associated with the Company's self-insured retention arrangements under its insurance program and the self-insurance authority which was granted by the Federal Highway Administration (FHWA) in April, 1996. As of June 30, 1996, there was no outstanding debt under this line of credit and there was $1.8 million of outstanding letters of credit which reduced the amount available under the line of credit. An additional $1 million of letters of credit was issued in July, 1996 upon activation of the FHWA self-insurance authority.

                  The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, long-term debt financing and operating leases, equipment dispositions, and the line of credit.


PART II   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

         On May 14, 1996 the Company held its Annual Meeting of Shareholders. At the meeting, the following actions were taken:

         (a)      The following persons were elected to the Company's Board of
                  Directors:

                                                 Votes For        Votes Withheld
                                                 ---------        --------------
                  James B. Aronson               4,709,323            700
                  Robert E. Johnson              4,709,323            700
                  Dennis M. Mathisen             4,709,323            700
                  Anton J. Christianson          4,709,323            700
                  Michael J. Paxton              4,709,323            700
                  Kenneth J. Roering             4,709,323            700

         (b) The Company's shareholders approved the Transport Corporation of America, Inc. Employee Stock Purchase Plan by a vote of 4,617,896 shares voting in favor, 11,486 shares against, and 5,650 shares abstaining.

         (c) The Company's shareholders approved the selection of KPMG Peat Marwick LLP as independent public accountants by a vote of 4,706,196 shares voting in favor, 2,100 shares against and 1,727 shares abstaining.

Item 5.  Other Information:

         On June 14, 1996 the Company announced that Robert E. Johnson, president and chief operating officer and a director, resigned to pursue other interests. James B. Aronson, chief executive officer, has assumed Mr. Johnson's responsibilities.

Item 6.  Exhibits and Reports on Form 8-K:

                  (a)    Exhibits:

                  Exhibit
                  Number       Description                                  Page
                  ------       -----------                                  ----

                  11       Statement re: Computation of Net Earnings
                           per Weighted Common and Common Equivalent Share.. 13
                  27       Financial Data Schedule.......................... 14

                  (b)      Reports on Form 8-K:

                           No reports on Form 8-K were filed during the quarter ended June 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRANSPORT CORPORATION OF AMERICA, INC.



Date:        August 13, 1996       /s/ James B. Aronson
                                   James B. Aronson
                                   Chief Executive Officer



                                   /s/ Robert J. Meyers
                                   Robert J. Meyers
                                   Executive Vice President, Chief Financial
                                   Officer and Chief Information Officer
                                   (Principal Financial and Accounting Officer)