Form 10-Q
period 1996-09-30
TRANSPORT CORPORATION OF AMERICA INC
filed 1996-11-13
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES __X__ NO ____

As of November 6, 1996, the Company had outstanding 6,496,039 shares of Common Stock, $.01 par value.



                      This Form 10-Q consists of 14 pages.




                     TRANSPORT CORPORATION OF AMERICA, INC.
                          Quarterly Report on Form 10-Q

                                Table of Contents

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes
         Condensed Balance Sheets as of
           September 30, 1996 and December 31, 1995 ............................  Page 3

         Condensed Statements of Earnings for the
           three and nine months ended September 30, 1996 and 1995 .............  Page 4

         Condensed Statements of Cash Flows for the
           nine months ended September 30, 1996 and 1995 .......................  Page 5

         Notes to Condensed Financial Statements ...............................  Page 6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...........................................  Page 7

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ......................................  Page 11

         Exhibit 11  Statement re: Computation of Net Earnings per Weighted
                       Common and Common Equivalent Share ......................  Page 13

         Exhibit 27  Financial Data Schedule ...................................  Page 14


                     TRANSPORT CORPORATION OF AMERICA, INC.
                            CONDENSED BALANCE SHEETS

                                                     SEPTEMBER 30,         DECEMBER 31,
                                                        1996                   1995
                                                    --------------        -------------
ASSETS:                                              (unaudited)                 *
Current assets:
  Cash and cash equivalents                         $   3,912,880         $     165,173
  Trade receivables, net of allowances                 13,544,755            13,040,508
  Other receivables                                     1,391,767             3,322,095
  Operating supplies                                      827,745               963,490
  Deferred income taxes                                 2,138,000             2,538,000
  Prepaid expenses and tires                            2,367,352             1,891,670
                                                    -------------         -------------
      Total current assets                             24,182,499            21,920,936

Revenue equipment, at cost                             93,957,395            81,203,390
  Less: accumulated depreciation                      (22,331,805)          (16,161,324)
                                                    -------------         -------------
      Net revenue equipment                            71,625,590            65,042,066

Property, other equipment, and improvements:
  Land, buildings, and improvements                    10,791,408             8,832,102
  Furniture and other equipment                         5,054,787             4,634,034
  Less: accumulated depreciation                       (4,549,173)           (4,051,995)
                                                    -------------         -------------
      Net property, other equipment, and
        improvements                                   11,297,022             9,414,141
Other assets, net                                       3,378,904             3,080,043
                                                    -------------         -------------
  TOTAL ASSETS                                      $ 110,484,015         $  99,457,186
                                                    =============         =============

LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
  Note payable to bank                              $           0         $   2,230,000
  Current maturities of long-term debt                 14,814,261             9,314,272
  Accounts payable                                      2,398,767             2,997,255
  Checks issued in excess of cash balances                172,461             1,152,928
  Due to independent contractors                        2,188,452               980,075
  Accrued expenses                                     11,507,461            11,544,928
                                                    -------------         -------------
      Total current liabilities                        31,081,402            28,219,458

Long term debt, less current maturities                25,638,420            24,436,325

Deferred income taxes                                  12,414,000            10,494,000

Stockholders' equity:
  Common stock                                             64,960                64,206
  Additional paid-in capital                           23,851,516            23,370,469
  Retained earnings                                    17,433,717            12,872,728
                                                    -------------         -------------
      Total stockholders' equity                       41,350,193            36,307,403
                                                    -------------         -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 110,484,015         $  99,457,186
                                                    =============         =============

* Based upon audited financial statements.


                     TRANSPORT CORPORATION OF AMERICA, INC.
                        CONDENSED STATEMENTS OF EARNINGS

                                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,                               SEPTEMBER 30,
                                                 -----------------------------------         -----------------------------------
                                                      1996                  1995                  1996                 1995
                                                 -------------         -------------         -------------         -------------
                                                     AMOUNT                AMOUNT                AMOUNT               AMOUNT
                                                 -------------         -------------         -------------         -------------
                                                            (unaudited)                                  (unaudited)
OPERATING REVENUES                               $  42,463,861         $  36,730,124         $ 122,483,298         $ 106,052,866

OPERATING EXPENSES:
  Salaries, wages, and benefits                     11,385,083            10,205,966            33,865,713            30,479,745
  Fuel, maintenance, and
    other expenses                                   5,389,061             5,198,157            17,015,046            15,168,551
  Purchased transportation                          12,430,839             9,750,108            34,612,529            27,186,856
  Revenue equipment leases                           1,652,643             1,790,920             5,202,958             5,338,203
  Depreciation and amortization                      3,562,571             2,616,080            10,300,688             7,236,097
  Insurance, claims, and damage                      1,313,134             1,425,251             4,077,545             4,726,506
  Taxes and licenses                                   600,623               643,150             2,176,753             2,145,690
  Communication                                        502,551               521,893             1,464,592             1,448,916
  Other general and
    administrative expenses                          1,384,467             1,370,098             3,960,953             4,049,540
  Loss (gain) on disposition of equipment              (89,588)             (557,925)             (101,456)           (1,477,363)
                                                 -------------         -------------         -------------         -------------
    Total operating expenses                        38,131,384            32,963,698           112,575,321            96,302,741
                                                 -------------         -------------         -------------         -------------

    OPERATING INCOME                                 4,332,477             3,766,426             9,907,977             9,750,125

Interest expense                                       713,694               537,952             2,084,498             1,568,807
Interest income                                        (35,288)              (33,257)              (41,510)             (175,825)
                                                 -------------         -------------         -------------         -------------
    Interest expense, net                              678,406               504,695             2,042,988             1,392,982

    EARNINGS BEFORE INCOME TAXES                     3,654,071             3,261,731             7,864,989             8,357,143

Provision for income taxes                           1,535,000             1,402,000             3,304,000             3,594,000
                                                 -------------         -------------         -------------         -------------

    NET EARNINGS                                 $   2,119,071         $   1,859,731         $   4,560,989         $   4,763,143
                                                 =============         =============         =============         =============

Net earnings per weighted common and
   common equivalent share - primary             $        0.32         $        0.28         $        0.68         $        0.71
                                                 =============         =============         =============         =============

Weighted average number of common and
   common equivalent shares outstanding              6,704,568             6,725,316             6,712,739             6,707,507
                                                 =============         =============         =============         =============


                     TRANSPORT CORPORATION OF AMERICA, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                       -------------------------------
                                                           1996               1995
                                                       ------------       ------------
                                                                   (unaudited)
OPERATING ACTIVITIES:
     Net earnings                                      $  4,560,989       $  4,763,143
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization                   10,300,688          7,236,097
         Gain on disposition of equipment                  (101,456)        (1,477,363)
         Deferred income taxes                            2,320,000          1,915,000
         Changes in operating assets
           and liabilities:
           Trade receivables                               (504,247)        (2,662,817)
           Other receivables                              1,930,328         (1,351,747)
           Operating supplies                               135,745           (440,127)
           Prepaid expenses and tires                      (475,682)          (451,070)
           Accounts payable                                (598,488)           (12,443)
           Due to independent contractors                 1,208,377            761,215
           Accrued expenses                                 (37,467)           967,567
                                                       ------------       ------------
             Net cash provided by operating
               activities                                18,738,787          9,247,455
                                                       ------------       ------------

INVESTING ACTIVITIES:
     Payments for purchases of revenue equipment        (19,514,858)       (27,468,419)
     Payments for purchases of property, other
       equipment, and leasehold improvements             (2,897,984)        (1,310,631)
     Increase in other assets                                55,958            155,326
     Proceeds from disposition of equipment               3,392,386          6,613,325
                                                       ------------       ------------
             Net cash used in investing
               activities                               (18,964,498)       (22,010,399)
                                                       ------------       ------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                 481,801                900
     Proceeds from issuance of long-term debt            15,591,819          9,807,640
     Principal payments on long-term debt                (8,889,735)        (5,420,280)
     Proceeds from issuance of
       notes payable to bank                             21,888,000          4,825,000
     Principal payments on notes payable to bank        (24,118,000)        (4,675,000)
     Net checks issued in excess of cash balances          (980,467)         1,006,893
                                                       ------------       ------------
             Net cash provided by financing
               activities                                 3,973,418          5,545,153
                                                       ------------       ------------

            INCREASE (DECREASE) IN CASH                   3,747,707         (7,217,791)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              165,173          7,372,042
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  3,912,880       $    154,251
                                                       ============       ============

Supplemental disclosure of cashflow information:
   Cash paid during the period for:
         Interest, net                                 $  2,072,040          1,327,155
         Income taxes, net                                  599,115          2,083,017




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

                  The Company's business is seasonal. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.       Commitments

                  As of September 30, 1996 the Company had commitments for the purchase of approximately $4.1 million of revenue equipment, net of proceeds from the disposition of used equipment.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Three Months Ended September 30, 1996 and 1995

                  Operating revenues increased 15.6% to $42.5 million for the quarter ended September 30, 1996 from $36.7 million for the quarter ended September 30, 1995. Freight volume increases from existing customers continued as the primary source of revenue growth. Revenues per mile, excluding fuel surcharges, increased to $1.28 per mile in the third quarter of 1996 from $1.26 per mile for the same period of 1995. Equipment utilization, as measured by average revenue per tractor per week, rose 5.7% to $2,826 during the third quarter of 1996, from $2,674 in the third quarter of 1995.

                  Pre-tax margin (earnings before income taxes as a percentage of operating revenues) declined to 8.6% in the third quarter of 1996 from 8.9% for the same period of 1995 principally as a result of significantly lower gains on the disposition of equipment in the third quarter of 1996, when compared to the same period of 1995. Efficiency, as measured by average annualized revenues per non-driver employee, improved 12.1% to $540,700 for the third quarter of 1996, compared to $482,500 for the same period of 1995. Salaries, wages and benefits as a percentage of operating revenues were 26.8% in the third quarter of 1996, compared to 27.8% for the same period of 1995. Miles driven by independent contractors increased 25.7% in the third quarter of 1996, compared to the same period of 1995, a reflection of the increase in the average number of independent contractors in 1996 over 1995. Accordingly, purchased transportation increased as a percentage of operating revenues to 29.3% in the third quarter of 1996 from 26.5% for the same period of 1995. There were 438 independent contractors at September 30, 1996, compared to 400 a year prior. The decline of fuel, maintenance and other expenses as a percentage of operating revenues to 12.7% in the third quarter of 1996, when compared to 14.2% in the third quarter of 1995, reflects the increase of independent contractor miles as a percent of total miles, partially offset by significantly higher fuel prices during the third quarter of 1996, when compared to the same period of 1995. Revenue equipment leases decreased as a percentage of operating revenues to 3.9% in the third quarter of 1996 from 4.9% for the same period of 1995, as a result of the expanded use of debt-financed equipment in place of leased equipment. Correspondingly, depreciation and amortization for the third quarter of 1996 increased to 8.4% of operating revenues from 7.1% for the same period of 1995, due to the replacement during 1995 of leased equipment with debt-financed equipment and new revenue equipment purchases. Insurance, claims and damage decreased as a percentage of operating revenues to 3.1% in the third quarter of 1996 from 3.9% for the same period of 1995 as a result of favorable accident experience and insurance premium costs in the third quarter of 1996, when compared to the same period of 1995.

                  In the third quarter of 1996, gain on the disposition of equipment was $89,000, compared to a gain of $558,000 in the third quarter of 1995, a reflection of the favorable market which existed in 1995 for the sale of used equipment, and the large number of dispositions in the same period of 1995.

                  The effective tax rate for the third quarter of 1996 was 42.0%, compared to the 43.0% effective tax rate for the third quarter of 1995. The lower effective rate in 1996 was due to a decline in Company per diem payments, which are not fully deductible for income tax purposes, when compared to the third quarter of 1995. The Company pays certain of its drivers a per diem allowance while on the road to cover meals and other expenses.

                  As a consequence of the items discussed above, net earnings increased to $2.1 million, or 5.0% of operating revenues for the quarter ended September 30, 1996 from $1.9 million, or 5.1% of operating revenues for the quarter ended September 30, 1995.

         Nine Months Ended September 30, 1996 and 1995

                  Operating revenues increased 15.5% to $122.5 million for the nine months ended September 30, 1996 from $106.1 million for the first nine months of 1995. Increases in freight volumes from existing customers continued as the primary source of revenue growth. Revenues per mile were unchanged from year ago. Equipment utilization, as measured by average revenues per tractor per week, was $2,711 during the first nine months of 1996 compared to $2,719 for the same period of 1995.

                  Pre-tax margin (earnings before income taxes as a percentage of operating revenues) declined to 6.4% in the first nine months of 1996 from 7.9% for the same period of 1995, primarily a reflection of significantly lower gains on the disposition of equipment in 1996, when compared to 1995. Efficiency, as measured by average annualized revenues per non-driver employee, increased 11.0% to $523,400 for the first nine months of 1996 from $471,700 for the same period of 1995. Independent contractor miles increased 27.3% in the first nine months of 1996, compared to the same period of 1995, as a result of the increase in the average number of contractors during the first nine months of 1996 compared to the same period of 1995. Correspondingly, purchased transportation increased as a percentage of operating revenues to 28.3% in the first nine months of 1996 from 25.6% for the same period of 1995. Fuel, maintenance and other expenses decreased as a percentage of operating revenues to 13.9% as a result of the increase in independent contractor miles as a percentage of total miles when compared to 1995, partially offset by higher fuel costs in 1996 when compared to 1995. Revenue equipment leases decreased as a percentage of operating revenues to 4.2% in the first nine months of 1996 from 5.0% for the same period of 1995, primarily as a result of an increase in independent contractors and the expanded use of debt-financed equipment. For the first nine months of 1996, depreciation and amortization increased to 8.4% of operating revenues from 6.8% for the same period of 1995 due to the replacement during 1995 of leased equipment with debt-financed equipment and new revenue equipment purchases. Insurance, claims and damage decreased as a percentage of operating revenues to 3.3% in the first nine months of 1996 from 4.5% for the same period of 1995, as a result of improved accident and claim experience in 1996 when compared to 1995, and lower insurance premium costs in 1996.

                  In the first nine months of 1996, gain on the disposition of equipment was $101,000, compared to a gain of $1,477,000 in the first nine months of 1995, due to the large number of equipment dispositions and the favorable market for used equipment in the first nine months of 1995.

         The effective tax rate for the first nine months of 1996 was 42.0%, compared to the 43.0% effective tax rate for the first nine months of 1995. The lower effective rate in 1996 is due to a decline in Company per diem payments, which are not fully deductible for income tax purposes, when compared to the first nine months of 1995. The Company pays certain of its drivers a per diem allowance while on the road to cover meals and other expenses.

                  As a consequence of the items discussed above, net earnings declined to $4.6 million, or 3.7% of operating revenues, for the nine months ended September 30, 1996 from $4.8 million, or 4.5% of operating revenues, for the nine months ended September 30, 1995.


         LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities was $18.7 million in the first nine months of 1996. The working capital deficit as of September 30, 1996 was $6.9 million, compared to the $6.3 million deficit which existed as of December 31, 1995. The working capital deficit at September 30, 1996 includes $14.8 million of current maturities of long-term debt associated with the purchase of revenue equipment. Historically, the Company has operated effectively with current liabilities in excess of current assets through a combination of operating profits, collections on accounts receivable, and other cash management strategies. Management expects to continue to do so while meeting its obligations. Accrued liabilities include normal provisions for accident and workers' compensation claims associated with the Company's self-insured retention insurance program, less claim payments actually made. The Company believes that reserves are adequate for expected future claim payments.

                  Investing activities in the first nine months of 1996 consumed net cash of $19.0 million, primarily for the purchase of new revenue equipment including 99 tractors and 420 trailers, less proceeds from the disposition of used equipment, including 104 tractors and 47 trailers, and completion of a new $1.4 million facility located in Janesville, Wisconsin. These expenditures were financed through a combination of cash generated by operations, long-term debt financing and proceeds from equipment dispositions. As of September 30, 1996 the Company had commitments for the purchase of approximately $4.1 million of revenue equipment, net of proceeds from the disposition of used equipment. The Company has arranged to finance the revenue equipment purchases.

                  Net cash used by financing activities was $4.0 million in the first nine months of 1996. Payments under the Company's term loan agreements were $8.9 million. The primary source of financing was the issuance of $15.6 million of long-term debt associated with the purchase of revenue equipment.

                  The Company maintains a $10 million working capital line of credit, secured primarily by its accounts receivable with a bank. This facility, which expires in May 1997, is used to meet short-term operating cash requirements as well as letter of credit requirements associated with the Company's self-insured retention arrangements. As of September 30, 1996, there was no outstanding debt under this line of credit. There was $2.8 million of outstanding letters of credit which reduced the amount available under the line of credit as of September 30, 1996.

                  The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, long-term debt financing and operating leases, equipment dispositions, and the line of credit.



PART II  OTHER INFORMATION

Item6.   Exhibits and Reports on Form 8-K:

         (a)      Exhibits:

         Exhibit
         Number       Description                                         Page

         11       Statement re: Computation of Net Earnings per Weighted
                  Common and Common Equivalent Share......................  13
         27       Financial Data Schedule.................................  14

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended September 30, 1996.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TRANSPORT CORPORATION OF AMERICA, INC.



Date:    November 7, 1996           /s/ James B. Aronson
      ----------------------    -----------------------------------------------
                                James B. Aronson
                                Chief Executive Officer



                                    /s/ Robert J. Meyers
                                -----------------------------------------------
                                Robert J. Meyers
                                Executive Vice President, Chief Financial
                                Officer and Chief Information Officer (Principal Financial and Accounting Officer)