Form 10-K405
period 1996-12-31
TRANSPORT CORPORATION OF AMERICA INC
filed 1997-03-31
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
           (MARK ONE)
              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

               |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER: 0-24908

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                                 COMMON STOCK, $.01 PAR VALUE
                                                 PREFERRED STOCK PURCHASE RIGHTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of shares held by non-affiliates of the Registrant as of March 24, 1997 (based on the closing sale price of the Common Stock on that date) was $67,594,944.

As of March 24, 1997, the Company had outstanding 6,617,108 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference: Part III, Items 10, 11, and 12 incorporate by reference portions of Transport Corporation of America, Inc.'s Proxy Statement for the 1997 Annual Meeting of Shareholders.

This Form 10-K report consists of 45 pages (including exhibits: the index to exhibits is set forth on page 19).

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

               Transport Corporation of America, Inc. (the "Company" or "Transport America") provides a wide range of truckload carriage and logistics services in various lengths of haul in the United States and parts of Canada. The Company has designed its business to provide high quality, customized logistics services that allow it to be a preferred partner or core carrier to major shippers. The Company serves as an integral part of the distribution system of many of its major customers, including Ford Motor Company, General Mills, Hon Company, 3M Company, and Sears, Roebuck & Co. The Company's customers require time-definite pick-up and delivery to support just-in-time inventory management; specialized equipment, such as temperature controlled trailers, special trailer design to support decking, multi-stop loading and unloading and electronic data interchange services to automate the exchange of order and load data. To support these complex customer requirements and deliver logistics services cost effectively, Transport America has developed a sophisticated information management system which it believes makes it a technological leader in the industry.

               The Company's operating strategy is to provide high quality, customized logistics services that allow it to be a preferred partner or core carrier to major shippers. The Company carries out this strategy by assigning to each customer an experienced marketing representative to tailor its logistics services; providing a wide range of transportation services, including line-haul, multi-stop capability, regional and local operations, van trailers with and without refrigeration or temperature control, time-definite pick-up and delivery, satellite monitored transit; and information technology services. As part of its mission to serve the logistics needs of its mostly Fortune 500 customers, and in an effort to address the needs of its drivers, Transport America has implemented a regional operations strategy. With an advanced information system, modern fleet of equipment, experienced management team and a strong customer base, Transport America is positioned to achieve sustained profitability and growth in the future.

STRATEGY

               The key elements of Transport America's business and operating strategy are:

               * CUSTOMER FOCUS AND SERVICE. Transport America believes its success depends on becoming an integral part of a customer's distribution system by building a transportation network to meet its customers' needs, rather than merely seeking new customers who are able to use an existing transportation network. As a consequence, the Company focuses on providing high quality, tailored logistics service through "partnership" arrangements with shippers. The Company employs experienced marketing representatives who have the ability to understand a shipper's requirements and analyze and deliver services to meet those requirements. The marketing representatives then match requirements with existing transportation services or customize new services or equipment. The Company's top 25 customers, mostly Fortune 500 companies, represented approximately 80% of its total revenue in 1996. The Company believes its principal opportunity for revenue growth will come from expanded service to existing customers including many Fortune 500 companies who are not now one of the Company's top 25 accounts.

               * PRODUCTIVITY. A key element of the Company's strategy is to be a cost-effective supplier of transportation services. The Company measures its productivity by monitoring key indicators of equipment usage, the amount of revenues a tractor earns during a week, the operating revenues per non-driver employee and the percentage of empty miles. Transport America has improved its productivity since 1991 and anticipates achieving further improvements in the future. For example, revenue per tractor per week has increased from $2,457 in 1991 to $2,736 in 1996.

               * HUMAN RESOURCES. Transport America seeks to provide a work environment which is challenging, rewarding, and respectful for driver and non-driver employees as well as independent contractors. This work environment is important to Transport America because most employees and independent contractors routinely interact with customers and ultimately are responsible for customer satisfaction. The Company involves employees and independent contractors in customer satisfaction through process improvement teams and "town meetings" which include customers, drivers, management, operations personnel, and other employees in discussions intended to better understand customer needs and how to meet them. The Company believes its compensation and benefits package for employee drivers and independent contractors ranks among the highest in the truckload industry.

               * TECHNOLOGY. The Company has developed a fully integrated, client/server computer information system. This system, developed at a cost of over $2 million during the past four years, integrates operations with the principal back-office functions of safety and risk management, maintenance, driver and independent contractor settlement, fuel, billing, and accounting. The system also includes satellite-based communications with the fleet. This system provides information directly to and from the Company, its customers, and drivers to assist in managing a complex information environment. The Company believes that utilizing advanced technology is the best way to manage a complex, customer driven logistics process in a cost effective manner.

               * REGIONAL OPERATIONS. The Company utilizes a regional operations strategy to better meet the logistics requirements of its customers and provide employee drivers and independent contractors with a more amenable work environment. To date, the Company has established ten strategically located service centers which allow for local recruitment of employee drivers and independent contractors, support regional pick-up and delivery operations, provide a well coordinated and secure relay point for line-haul operations and provide support for routine maintenance and driver services. The Company believes its regional operations also allow it to more effectively market its services.

               * SAFETY AND RISK MANAGEMENT. A key component of the Company's operating strategy is accident prevention. Transport America seeks to hire only experienced, safe employee drivers and independent contractors or new students who are trained directly in safe driving and work skills. The Company also sponsors on-going training programs and periodically tests drivers' skills and compliance with various regulations. Accidents and work related injuries are monitored by the Company through its integrated computer information system and addressed by safety engineers who redesign service delivery processes and work with customers and drivers to improve safety.

CUSTOMER FOCUS AND SERVICES

               The Company has designed its business to be a core carrier or preferred partner to major shippers by providing high quality, tailored logistics service. The Company serves as an integral part of the distribution system of many of its major customers, including Ford Motor Company, General Mills, DuPont, The Hon Company, and Sears, Roebuck & Co. Some of the Company's other major customers are Federal Express, 3M Company, PPG Industries, Clorox Company, and S.C. Johnson & Sons. The principal categories of freight hauled by the Company are department store merchandise, grocery, industrial, consumer, and paper products.

The Company's largest 25, 10 and 5 customers accounted for approximately 80%, 64%, and 43%, respectively, of 1996 operating revenues. During 1996, Sears, Roebuck & Co. accounted for approximately 16% of the Company's operating revenues.

MARKETING. The Company's marketing personnel seek to strengthen Transport America's position with existing customers and establish it with prospective customers by taking advantage of the trend among shippers toward private fleet conversions, outsourcing of transportation requirements, and utilization of core carriers. At December 31, 1996, the Company employed a marketing force of eleven persons located throughout its primary business areas. Senior management is also actively involved in marketing, logistics planning, and customer relations, especially with large national customers.

CUSTOMER SUPPORT TEAMS. Customer service teams are comprised of customer service, order management, load planning, and dispatch personnel. The teams are assigned customers by geographic region. Each customer has an assigned customer support team to help meet that customer's needs. The Company's customer support teams use technology to enhance service by providing customers with real-time information concerning location and estimated delivery time for shipments in transit. The Company holds "town meetings," which include support team members, customers, and drivers in an effort to better understand and effectively respond to customer needs.

SERVICE CENTERS. The Company utilizes strategically located service centers to provide an added level of customer service and support. These facilities are located in close proximity to major customer locations, thereby enabling the Company to provide a large amount of equipment, local cartage service, and local customer service representatives to work directly with customers on a day-to-day basis. The Company believes these service centers provide a competitive advantage by allowing it to work more directly and frequently with customers and provide equipment more rapidly.

TIME-DEFINITE SERVICE. In each of its markets, the Company seeks to provide
100% on-time pickup and delivery, expedited time-in-transit, logistical planning to coordinate and deliver freight within time-definite parameters, and advanced information capabilities that provide value to customers. Time-definite transportation requires pick-ups and deliveries to be performed within narrowly defined time frames. Time definite services are particularly important to the Company's customers who operate just-in-time manufacturing, distribution, and retail inventory systems.

HUMAN RESOURCES

               Transport America's human resources are an important element of its customer focused business strategy. Employee drivers, independent contractors, and non-driver employees regularly interact with customers and are ultimately responsible for customer satisfaction.

               In order for the Company to grow and continue to be positioned as a quality carrier of choice for existing and new customers, changes to the driver's work environment are necessary. The Company continues to emphasize competitive pay packages, quality at-home time, and "driver friendly" freight as principal means to attract and retain its driver workforce.

INDEPENDENT CONTRACTORS. The Company believes that a fleet of both employee drivers and independent contractors is essential if the Company is to continue its growth. In 1992, the Company decided to aggressively expand its independent contractor fleet, which has increased from 14% of its total fleet at December 31, 1991 to 36% at December 31, 1996. The decision to focus fleet expansion on independent contractors was based on such factors as reduced capital requirements, since independent contractors provide their own tractors; the lower turnover rate that the Company has experienced with independent contractors; the strong emphasis on safety by independent contractors; and the Company's success in attracting qualified independent contractors.

               The Company enters into operating agreements with its independent contractors, pursuant to which its independent contractors agree to furnish a tractor and driver to transport, load and unload goods on behalf of the Company. These agreements typically have terms for less than one year and provide for the payment to independent contractors of fixed compensation for total loaded and empty miles. Independent contractors must pay all of their operating expenses and must meet DOT regulatory requirements, as well as safety and other standards established by the Company. The Company awards safety bonuses to its independent contractors if they exceed certain safety criteria.

REGIONAL FLEETS. Regional fleet drivers pick-up and deliver customers' freight within a geographic region, enabling the Company to get the drivers home a minimum of three nights per week, with a target of five or six nights per week. In addition to allowing the employee drivers predictable time at home, a regional fleet also provides customers with the same driver who becomes familiar with the customer and the customer's freight requirements. The Company's line-haul operation is also improved by a regional operation. Employee drivers and independent contractors, who are willing to be away from home for extended periods of time in order to earn higher compensation, can benefit by reduced delays, limited load handling, and fewer deadhead miles, thereby increasing miles and earnings per week.

               The Company utilizes nine service centers as a base of operations for the regional fleets. These facilities enable the Company to recruit drivers from surrounding areas and offer them time at home. The service centers also allow for frequent in person contact with the regional drivers, similar to that found in smaller truckload carriers, allow the Company to maintain its equipment, provide a trailer parking location for relaying regional freight, and provide bulk fueling.

DRIVER WORK ENVIRONMENT. The Company believes that the type of freight it typically handles is a significant factor in retention of employee drivers and independent contractors. Consequently, the Company focuses much of its marketing efforts on customers with freight that is "driver-friendly" in that it requires minimal loading or unloading by drivers and customer employees.

               The Company utilizes late-model, reliable equipment including standard features such as double sleeper bunks, extra large cabins, air-ride suspensions, and anti-lock brakes. The Company also provides satellite communications technology which enables drivers to receive load related information, directions, pay information, and family emergency information. The Company's service centers are strategically located to provide services for the driver, such as showers, laundry facilities, break-rooms, fuel, tractor and trailer maintenance, and in-person assistance from service center personnel.

COMPENSATION AND BENEFITS. The Company's compensation and benefits package has been structured to compensate drivers on the basis of miles driven, with base compensation increases commensurate with length of service. Employee driver benefits include paid holiday and vacation days, health insurance, and a Company funded 401(k) retirement plan. Performance bonuses are paid based upon safety, customer service and fuel consumption. The Company believes its compensation and benefits package for employee drivers and independent contractors ranks among the highest in the truckload industry.

RECRUITING AND TRAINING. The Company's employee drivers are hired and independent contractors are approved in accordance with specific Company guidelines relating to safety records, prior work history, personal evaluation, accident and driving record verification, drug and alcohol screening, and a physical exam. The Company's initial orientation and training seminar includes a review of all Company policies and operating requirements, written and road driving tests, defensive driving and safety skills, DOT compliance requirements, and the employee driver's and independent contractor's role in providing safe and efficient value-added service to customers.

               In addition to the initial training seminar, on-going training on subjects such as safety, compliance, equipment operation, customer expectations, and Company policies is conducted at the Company's service centers and periodically at outside training facilities under contract with the Company. The Company also conducts driver meetings, publishes a newsletter, and conducts specific professional development training, including training to become an over-the-road driver instructor.

DRIVER AND INDEPENDENT CONTRACTOR SUPERVISION. The Company assigns each employee driver and independent contractor to a specific fleet manager. The role of the fleet manager is to be the primary support resource for the employee driver or independent contractor. The fleet manager also communicates the work assignments using satellite technology, schedules time off, arranges required safety inspections, reviews performance, provides day-to-day training, and is accountable for the retention and productivity of the assigned employee drivers and independent contractors.

NON-DRIVER EMPLOYEES. Mechanics, service center personnel, corporate staff, and marketing employees are as important to the success of the Company in meeting or exceeding customer expectations as are employee drivers and independent contractors. Employee task groups are used to analyze specific problems, recommend a course of corrective action, and assist in the implementation of required changes.

               As of December 31, 1996, the Company employed 841 employee drivers, 77 mechanics, 239 persons in operations, marketing and administration and had agreements with 445 independent contractors. The Company's employees are not represented by any collective bargaining units, and the Company considers relations with its employees and independent contractors to be good.

TECHNOLOGY

               The Company has developed a fully integrated, client/server computer information system. This system, developed at a cost of over $2 million during the past four years, integrates operations with the principal back-office functions of safety, maintenance, driver and independent contractor settlement, fuel, billing and accounting. The system also includes satellite-based communications with the fleet. This system provides information directly to and from the Company, its customers, and drivers to assist in managing a complex information environment. The Company believes that utilizing advanced technology is the best way to manage a complex, customer driven logistics process in a cost effective manner.

OPERATIONS AND COMMUNICATIONS. The Company utilizes information systems and satellite-based communications to process orders, dispatch loads, and monitor loads in transit. Load planners match customer orders daily with driver availability. Once the most appropriate decision respecting a load is made, based on computer monitored load factors, the load information is sent directly to the driver through the satellite network. The satellite system simplifies locating of equipment and permits timely and efficient communication of critical operating data such as shipment orders, loading instructions, routing, fuel, taxes paid and mileage operated, payroll, safety, traffic, and maintenance information.

 ELECTRONIC DATA INTERCHANGE ("EDI"). The Company's system enables full electronic data interchange of load tendering, shipment status, freight billing, and payment. This system provides significant operating advantages to the Company and its customers, including real-time information flow, reduction or elimination of paperwork, error-free transcription, and reductions in clerical personnel. EDI allows the Company to exchange data with its customers in a variety of formats, depending on the individual customer's capabilities, which significantly enhances quality control, customer service, and efficiency. A majority of the Company's revenues are currently processed through EDI.

REVENUE EQUIPMENT

               The Company operates a modern fleet of tractors and trailers. Tractors are typically replaced every 36 to 54 months, based on factors such as age and condition, current interest rates, the market for used equipment, and improvements in technology and fuel efficiency. The average age of the Company-operated tractors at December 31, 1996 was approximately 28 months.

               The Company has available a variety of trailers to meet customer requirements. At December 31, 1996, these included 2,980 dry vans, most of which are logistic capable, many of which are equipped with heaters, and 256 refrigerated vans. The trailer-to-tractor ratio of 2.6 allows the Company to provide its high-volume customers with extra trailers to accommodate loading and unloading at their convenience. Depending on market conditions, the Company generally replaces trailers after four to six years of service.



               The following table shows the model years of the Company's tractors and trailers as of December 31, 1996.

      MODEL YEAR                               TRACTORS          TRAILERS
                                              ----------        -----------
      1997..........................                 93                200
      1996..........................                150              1,000
      1995..........................                225                775
      1994..........................                234                698
      1993..........................                 72                442
      1992..........................                 --                 50
      1991..........................                 --                 20
      1990 and Prior................                  1                 51

                                              ----------        -----------

      Total Company.................                775              3,236
      Total independent contractor..                445                 --
                                              ----------        -----------
              Total available.......              1,220              3,236
                                              ==========        ===========


COMPETITION

                  The truckload transportation business is extremely competitive and fragmented. The Company competes primarily with other truckload carriers, particularly those in the high service end of the truckload market. The Company also competes with alternative forms of transportation, such as rail, intermodal, and air freight, particularly in the longer haul segments of its business. Competition in the truckload industry has created pressure on the industry's pricing structure. Generally, competition for the freight transported by the Company is based more on service, equipment availability, trailer type, and efficiency than freight rates. There are a number of competitors that have substantially greater financial resources, operate more equipment, and transport more freight than the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

               The Company's executive officers are:


Name                                     Age                              Position

James B. Aronson        ................. 57        Chief Executive Officer, President, and Director
Robert J. Meyers        ..................43        Executive Vice President, Chief Financial Officer, and
                                                      Chief Information Officer


               Executive officers of the Company are appointed by the Board of Directors and serve at the Board's discretion. There are no family relationships among the executive officers.

   JAMES B. ARONSON has been Chief Executive Officer and a director of the Company since August 1984, and served as President from August 1984 to June 1994 and since June of 1996. Prior to joining the Company, he served in several management positions with Overland Express, Inc. from June 1969 to May 1984, most recently as President and Chief Operating Officer.

   ROBERT J. MEYERS has been Executive Vice President since November 1994, Chief Financial Officer of the Company since January 1993 and Chief Information Officer since January 1992. Prior to joining the Company, Mr. Meyers was founder and President of MicroMation, Inc., a Minneapolis/Saint Paul software development firm from February 1982 to January 1992. During this same period, he founded and served as a certified public accountant with Meyers and Meyers, LTD. Prior to that time, he served in several senior accounting, finance and information systems positions with Haskins and Sells, Dayton-Hudson Corporation and Tennant Company.


ITEM 2. PROPERTIES

               The following chart provides information concerning the Company's service centers and other facilities:

                                                        OWNED OR                                   SQUARE
      SERVICE CENTERS AND OTHER FACILITIES               LEASED               ACREAGE             FOOTAGE
      ---------------------------------------      -------------------   -------------------   ---------------
        Clarksville, Indiana                              Owned                  14.7            18,126
        Eagan, Minnesota                                  Owned                  17.4            46,500
        Hudson, Wisconsin                                 Owned                   6.8             4,896
        Janesville, Wisconsin                             Owned                  13.6            36,700
        North Jackson, Ohio                               Owned                   8.1            11,230
        North Liberty, Iowa                               Owned                  13.0            15,150
        Atlanta, Georgia                                 Leased                     *                 *
        Garland, Texas                                   Leased                   4.7             3,550
        Bishopville, South Carolina                      Leased                   3.5             1,500
        Kansas City, Missouri                            Leased                   5.0            13,773
        Perrysburg, Ohio                                 Leased                   2.9             1,800

-----

*     This facility is shared with another company.

               The Company's current rental payments for its leased service centers range from $900 to $6,000 per month. The terms of the Company's leases are month-to-month and do not include automatic renewal options. However, the Company does not anticipate any difficulties renewing or continuing these leases.

ITEM 3. LEGAL PROCEEDINGS

               The Company is routinely a party to litigation incidental to its business, primarily involving claims for workers' compensation or for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance which covers liability amounts in excess of retained liabilities from personal injury and property damage claims. There is currently one automobile liability claim against the Company which, in the aggregate, seeks an amount in excess of the Company's $1 million liability coverage in place at the time of the occurrence. The Company has evaluated its exposure to this claim and believes that in the event of settlement in excess of the liability coverage, any such settlement would not have a material adverse effect on its financial condition or results of operation. The Company currently carries a total of $5,000,000 liability insurance coverage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS


    PRICE RANGE OF COMMON STOCK. The Company's Common Stock is traded in the Nasdaq National Market under the symbol TCAM. The following table sets forth the high and low closing prices for the Company's common stock, as reported by Nasdaq, for the periods indicated:

          Period                                High              Low

          1995
          1st Quarter                         $ 12 1/2         $  9 1/2
          2nd Quarter                           14 1/4           10 1/8
          3rd Quarter                           14 1/8           10 1/2
          4th Quarter                           13 1/8           10 7/8

          1996
          1st Quarter                           14 1/8            8 7/8
          2nd Quarter                           13 1/4           12
          3rd Quarter                           12 5/8           10 3/4
          4th Quarter                           12 1/2            9 1/2

    SHAREHOLDERS. As of March 24, 1997, the Company had 105 shareholders of record, including Depository Trust Company which held of record 4,812,960 shares.

    DIVIDENDS. The Company has never paid any dividends on its Common Stock and does not intend to pay cash dividends for the foreseeable future. Any future decision as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial position, cash requirements, certain corporate law restrictions, restrictions under loan agreements and such other factors as the Board of Directors deems relevant.


ITEM 6. SELECTED FINANCIAL DATA
(In thousands, except per share and operating data)



                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                1996           1995            1994            1993            1992
                                             ---------       ---------       ---------       ---------       ---------
INCOME STATEMENT DATA:
    Operating revenues                       $ 164,666       $ 144,254       $ 127,425       $ 104,497       $  93,631
    Operating expenses:
        Salaries, wages and benefits            45,515          41,479          37,107          33,401          32,727
        Fuel, maintenance and other
           expenses                             23,238          20,688          20,433          19,912          19,748
        Purchased transportation                46,761          37,258          29,754          18,680          12,488
        Revenue equipment leases                 6,490           7,090           8,423           9,050           8,770
        Depreciation and amortization           13,966          10,273           6,535           5,118           4,474
        Insurance, claims and damage             5,325           6,230           6,010           5,497           3,753
        Taxes and licenses                       2,952           2,873           3,064           2,681           2,481
        Communications                           1,974           1,978           1,881           1,594           1,117
        Other general and administrative
           expenses                              5,324           5,389           5,096           4,243           3,935
        Gain on sale of equipment                 (275)         (1,755)           (642)         (1,233)           (556)
                                             ---------       ---------       ---------       ---------       ---------

         Total operating expenses              151,270         131,503         117,661          98,943          88,937
    Operating income                            13,396          12,751           9,764           5,554           4,694
    Interest expense, net                        2,734           2,038           2,031           1,530           1,258
                                             ---------       ---------       ---------       ---------       ---------

    Earnings before income taxes                10,662          10,713           7,733           4,024           3,436
    Provision for income taxes                   4,368           4,607           3,524           1,678           1,740
                                             ---------       ---------       ---------       ---------       ---------

    Net earnings                             $   6,294       $   6,106       $   4,209       $   2,346       $   1,696
                                             =========       =========       =========       =========       =========
    Net earnings per weighted common
        and common equivalent share          $     .94       $     .91       $     .78       $     .47       $     .36
                                             =========       =========       =========       =========       =========

    Weighted average number of
        common and common equivalent
        shares outstanding                       6,718           6,709           5,382           5,028           4,718
                                             =========       =========       =========       =========       =========

OPERATING DATA:
    Pre-tax  margin (1)                            6.5%            7.4%            6.1%            3.9%            3.7%
    Tractors (at end of period):
        Company                                    775             779             677             666             633
        Independent contractor                     445             401             303             216             155
                                             ---------       ---------       ---------       ---------       ---------
             Total                               1,220           1,180             980             882             788
    Trailers (at end of period)                  3,236           2,913           2,378           2,074           1,844
    Average revenues per tractor
        per week                             $   2,736       $   2,739       $   2,718       $   2,568       $   2,517
    Average revenues per mile (2)            $   1.293       $   1.275       $   1.284       $   1.239       $   1.240
    Average empty mile percentage                 11.2%           11.4%            9.9%           11.2%           11.3%
    Average length of haul, miles                  644             674             661             667             667
    Average annual revenues
        per non-driver employee              $ 526,700       $ 477,300       $ 456,100       $ 403,000       $ 392,700
BALANCE SHEET DATA (AT
  END OF PERIOD):
    Total assets                             $ 108,671       $  99,457       $  76,757       $  49,963       $  33,384
    Long term debt, less current
         maturities (3)                      $  21,838       $  24,436       $  17,456       $  19,207       $   7,714
    Stockholders' equity                     $  43,083       $  36,307       $  30,189       $  11,181       $   8,834



(1) The Company has in the past acquired a significant amount of its revenue equipment under operating leases rather than through debt financing or capitalized leases. As a result, the Company believes that its pre-tax margin (earnings before income taxes as a percentage of operating revenues) is a more appropriate measure of its operating efficiency than its operating ratio (operating expenses, excluding net interest expense, as a percentage of operating revenues).

(2) Net of fuel surcharges.

(3) Long-term debt excludes $13,196,000 for the total of obligations under revenue equipment operating leases for regular lease payments plus the residual cost of acquiring the leased equipment at the end of the lease term. The combined total of long-term indebtedness (excluding current maturities), lease obligations, and residual acquisition costs at December 31, 1996 was $35,033,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

               Transport America began substantial operations in 1984 when Mr. Aronson joined the Company as President and Chief Executive Officer. From 1984 to 1996, the Company increased revenues from $2.4 million to $164.7 million.

               The Company has financed the acquisition of some of its revenue equipment through operating leases. Under generally accepted accounting principles, the interest component of an operating lease is classified as rent expense and not as interest expense. Because of the Company's use of operating leases, the operating ratio of Transport America is higher than it would be if it utilized only debt financing. The Company believes that the most meaningful comparative measure of its operating efficiency is its pre-tax margin (earnings before income taxes as a percentage of operating revenues).

               Potential liability associated with accident, cargo loss, workers' compensation and equipment damage in the truckload industry is large and difficult to predict. The Company reserves in its financial statements the estimated value of all known claims, damage and losses. These estimates are determined by Company management with the assistance of claims administrators at the insurance carrier or by third party claims administrators. The Company's own claims administrators estimate the cost of damage to the Company-owned equipment. Estimates are based on case facts and past experience and are adjusted monthly as necessary. Estimates are subject to change due to discovery of new facts or injuries, actual settlements or jury awards which may vary from initial estimates.


RESULTS OF OPERATIONS

               The following table sets forth the percentage relationship of expense items to operating revenues for the periods indicated.

                                                                              YEAR ENDED DECEMBER 31,
                                                                       1996            1995            1994
                                                                     ------------    ------------    ------
Operating revenues                                                     100.0%          100.0%          100.0%
                                                                       -----           -----           -----
Operating expenses:
    Salaries, wages and benefits................................        27.7            28.8            29.1
    Fuel, maintenance and other expenses........................        14.1            14.4            16.0
    Purchased transportation....................................        28.4            25.8            23.4
    Revenue equipment leases....................................         4.0             4.9             6.6
    Depreciation and amortization...............................         8.5             7.1             5.1
    Insurance, claims and damage................................         3.2             4.3             4.7
    Taxes and licenses..........................................         1.8             2.0             2.4
    Communications..............................................         1.2             1.4             1.5
    Other general and administrative expenses...................         3.2             3.7             4.0
    Gain on sale of equipment...................................        (0.2)           (1.2)            (.5)
    Interest expense............................................         1.6             1.4             1.6
                                                                     -------         -------         -------
Earnings before income taxes....................................         6.5             7.4             6.1
Provision for income taxes......................................         2.7             3.2             2.8
                                                                     -------         -------         -------
Net earnings...................................................          3.8%            4.2%            3.3%
                                                                     ========        ========        ========



YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

               Operating revenues increased 14.1% to $164.7 million for the year ended December 31, 1996 from $144.3 million for the year ended December 31, 1995. Increases in freight volumes from existing customers continued as the primary source of revenue growth. Revenues per mile, excluding fuel surcharges were $1.28 per mile for both 1996 and 1995, a reflection of continued soft demand and industry overcapacity which limited opportunities for rate increases. Equipment utilization, as measured by average revenues per tractor per week was $2,736 during 1996, compared to $2,739 during 1995.

               The pre-tax margin (earnings before income taxes as a percentage of operating revenues) declined to 6.5% for 1996 from 7.4% for 1995. Excluding gain on sale of equipment, pre-tax margin was 6.3% and 6.2% for 1996 and 1995, respectively. As measured by average annual revenues per non-driver employee, efficiency improved 10.3% to $526,700 for 1996 from $477,300 for 1995. Salaries, wages and benefits decreased as a percentage of operating revenues to 27.7% for 1996 from 28.8% for 1995. Independent contractor miles increased 24% due to an increase in the number of contractors to 445 at December 31, 1996 from 401 at December 31, 1995. Correspondingly, purchased transportation increased as a percentage of operating revenues to 28.4% for 1996 from 25.8% in 1995. Fuel, maintenance and other expense decreased as a percentage of operating revenues to 14.1% for 1996 from 14.4% for 1995 as a result of the increase in independent contractor miles as a percentage of total miles, and partially offset by higher fuel costs in 1996 when compared to 1995. Average miles per gallon for Company-owned tractors rose to 6.4 for 1996 from 6.3 for 1995 due to use of more fuel efficient engines. Revenue equipment leases decreased as a percentage of operating revenues to 4.0% for 1996 from 4.9% for 1995 principally as a result of an increase in independent contractors and the expanded use of debt-financed equipment. Depreciation and amortization increased to 8.5% for 1996 from 7.1% for 1995 due to purchases of new revenue equipment and replacement of leased equipment with debt-financed equipment. Improved accident and claims experience in 1996 as well as favorable premium rates for policies renewed in 1996 resulted in a decline of insurance, claims and damage expense as a percentage of operating revenues to 3.2% in 1996 from 4.3% in 1995. Net interest expense increased as a percentage of operating revenues to 1.6% for 1996 from 1.4% for 1995 primarily as a result of increased debt-financed equipment purchases in 1996, when compared to 1995.

               Gain on the disposition of equipment was $0.3 million in 1996, compared to a gain of $1.8 million in 1995, as a result of the fewer number of equipment dispositions in 1996 when compared to 1995.

               The provision for income taxes declined as a percentage of operating revenues to 2.7% for 1996 from 3.2% for 1995. The effective tax rate for 1996 was 41.0%, compared to the tax rate for 1995 of 43.0%. The lower effective rate in 1996 was due primarily to a continued decline in Company per diem payments, which are not fully deductible for income tax purposes, when compared to 1995. The Company pays certain of its drivers a per diem allowance while on the road to cover meals and other expenses.

               As a consequence of the items discussed above, net earnings increased to $6.3 million, or 3.8% of operating revenues, for the year ended December 31, 1996 from $6.1 million, or 4.2% of operating revenues, for the year ended December 31, 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

               Operating revenues increased 13.2% to $144.3 million for the year ended December 31, 1995 from $127.4 million for the year ended December 31, 1994. Increases in freight volumes from existing customers continued as the primary source of revenue growth. Revenues per mile were unchanged at $1.28 per mile for both 1995 and 1994, a reflection of soft demand and industry overcapacity which contributed to higher empty miles as a percentage of total miles driven and which limited opportunities for rate increases. Equipment utilization, as measured by average revenues per tractor per week, increased from $2,718 during 1994 to $2,739 during 1995.

               The pre-tax margin (earnings before income taxes as a percentage of operating revenues) improved to 7.4% for 1995 from 6.1% for 1994. As measured by average annual revenues per non-driver employee, efficiency improved 4.6% to $477,300 for 1995 from $456,100 for 1994. Salaries, wages and benefits decreased as a percentage of operating revenues to 28.8% for 1995 from 29.1% for 1994. Independent contractor miles increased 25% due to an increase in the number of contractors to 401 at December 31, 1995 from 303 at December 31, 1994. Correspondingly, purchased transportation increased as a percentage of operating revenues to 25.8% for 1995 from 23.4% in 1994. Fuel, maintenance and other expense decreased as a percentage of operating revenues to 14.4% for 1995 from 16.0% for 1994 as a result of the increase in independent contractor miles as a percentage of total miles. Average miles per gallon for Company-owned tractors rose to 6.29 for 1995 from 6.05 for 1994 due to use of more fuel efficient engines. Revenue equipment leases decreased as a percentage of operating revenues to 4.9% for 1995 from 6.6% for 1994 principally as a result of an increase in independent contractors and the expanded use of debt-financed equipment. Depreciation and amortization increased to 7.1% for 1995 from 5.1% for 1994 due to purchases of new revenue equipment and replacement of leased equipment with debt-financed equipment. As result of improved accident and claims experience in 1995, partially offset by additional premium expense for expanded insurance coverage added in late 1994, insurance, claims and damage expense declined as a percentage of operating revenues to 4.3% in 1995 from 4.7% in 1994. Net interest expense decreased as a percentage of operating revenues to 1.4% for 1995 from 1.6% for 1994 primarily as a result of the use of proceeds from the Company's public stock offering in late 1994 to complete revenue equipment purchases in 1995 which otherwise would have been debt-financed.

               Gain on the disposition of equipment was $1.8 million in 1995, compared to a gain of $0.6 million in 1994, as a result of favorable used equipment market conditions in 1995 and the greater number of equipment dispositions in 1995 than in 1994.

               The provision for income taxes increased as a percentage of operating revenues increased to 3.2% for 1995 from 2.8% for 1994. The effective tax rate for 1995 was 43.0% while the tax rate for 1994 was 45.6%. The lower effective rate in 1995 was due to a decline in Company per diem payments, which are not fully deductible for income tax purposes, when compared to 1994.
The Company pays certain of its drivers a per diem allowance while on the road to cover meals and other expenses.

               As a consequence of the items discussed above, net earnings increased to $6.1 million, or 4.2% of operating revenues, for the year ended December 31, 1995 from $4.2 million, or 3.3% of operating revenues, for the year ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

               Net cash provided by operating activities was $25.6 million, $13.5 million, and $14.7 million for the years ended 1996, 1995, and 1994, respectively. The working capital deficit was $5.8 million at December 31, 1996, compared to the $6.3 million deficit at December 31, 1995. Historically, the Company has operated effectively with current liabilities in excess of current assets through a combination of operating profits, collections on accounts receivable and other cash management strategies. Management expects to continue to do so while meeting its obligations. Accrued liabilities include normal provisions for accident and workers' compensation claims associated with the Company's self-insured retention insurance program, less claim payments actually made. The Company believes that its reserves and liquidity are adequate for expected future claim payments.

               Investing activities consumed $20.2 million in 1996, primarily for the purchase of new revenue equipment including 100 tractors and 420 trailers, less proceeds from the disposition of 105 used tractors and 97 used trailers. These expenditures were financed through a combination of cash provided by operating activities, long-term debt financing, and proceeds from equipment dispositions. As of December 31, 1996 the Company had purchase commitments totaling $12.1 million for the purchase of revenue equipment. Financing has been arranged for $5.6 million of the revenue equipment purchase commitment. The balance of the revenue equipment purchase commitment is expected to be financed by cash flows from operating activities and proceeds from the disposition of used equipment.

               Net cash provided by financing activities in 1996 was $0.8 million. The primary source of financing was the issuance of $15.6 million of long-term debt associated with the purchase of revenue equipment. Payments under the Company's term loan agreements were $12.2 million. The Company also received $0.5 million of proceeds from the exercise of options and warrants for the purchase of common stock.

               The Company maintains an $10 million working capital line of credit secured primarily by its accounts receivable. This facility is used to support letter of credit requirements associated with the Company's self-insured retention insurance program and to meet short-term operating cash requirements. As of December 31, 1996, there was no outstanding debt under this line of credit and $2.8 million of outstanding letters of credit which reduced the amount available under the line of credit. Management believes that its relationship with the current lender is satisfactory and anticipates that the Company's credit facility will be renewed prior to the May, 1997 expiration date.

SEASONALITY

               As is typical in the truckload industry, the Company's operations fluctuate seasonally according to customer shipping patterns which tend to peak in the summer and fall, then increase again after the holiday and winter seasons. Operating expenses also tend to be higher during the cold weather months, primarily due to poorer fuel economy and increased maintenance costs.

INFLATION

               Many of the Company's operating expenses are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business have not been significant during the last three years.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The financial statements described in Item 14(a)1 of this report are incorporated herein. See "Quarterly Financial Data" appearing on page F-19 of the audited financial statements which are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               For information concerning the Company's executive officers, reference is made to the information set forth under the caption "Executive Officers of the Registrant" located in Item 1 on page 8 of this Form 10-K. For information concerning the Company's directors and compliance by the Company's directors, executive officers and significant shareholders with the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended, reference is made to the information set forth under the captions "Election of Directors" and "Beneficial Ownership of Common Stock," respectively, in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997 to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

               Reference is made to the information set forth under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997 to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

               Reference is made to the information set forth under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997 to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               None

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)            Documents filed as part of this Form 10-K

               1.  Financial Statements
                                                            Form 10-K
                                                        Page Reference
                                                        --------------
               Index to Financial Statements ...........      F-1
               Independent Auditors' Report ............      F-2
               Balance Sheets ..........................      F-3
               Statements of Earnings ..................      F-5
               Statements of Stockholders' Equity ......      F-6
               Statements of Cash Flows ................      F-7
               Notes to Financial Statements ...........      F-8

               2.  Financial Statement Schedules

               Included in Part IV of this report:
                  Independent Auditors' Report on
                    Schedule VIII ......................      S-1
                  Schedule VIII - Valuation and
                    Qualifying Accounts ................      S-2

               3.  Exhibits

                     Exhibit
                      Number                   Description                       Page

                        3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's
                                  Registration Statement on Form S-1 (File No.
                                  33-84140) as declared effective by the
                                  Commission on November 3, 1994 (the "1994
                                  S-1")).

                        3.2       Bylaws (incorporated by reference to Exhibit
                                  3.2 to the 1994 S-1).


                        10.1      Employment Agreement with Robert Johnson
                                  (incorporated by reference to Exhibit 10.1 to the 1994 S-1).

                        10.2      1986 Stock Option Plan, as amended.

                        10.3      401(k) Retirement Plan (incorporated by
                                  reference to Exhibit 10.3 to the 1994 S-1).

                        10.4      Revolving Credit Agreement dated as of
                                  December 9, 1992, as amended on March 15, 1993 and April 29, 1994, between National City Bank of Minneapolis and the Company, along with the Promissory Notes and Security Agreement
                                  (incorporated by reference to Exhibit 10.4 to the 1994 S-1).

                        10.5      Form of warrants granted to officers,
                                  directors and consultants (incorporated by reference to Exhibit 10.5 to the 1994 S-1).

                        10.11     Form of Vehicle Lease and Independent
                                  Contractor Agreement.

                        10.12 Employee Stock Purchase Plan (incorporated by reference to Form S-8 which was filed on January 31, 1996 (File No. 333-934)).

                        10.13     1995 Stock Plan, as amended.

                        11.1      Statement re: Computation of Per Common Share
                                  Earnings ...................................... 44

                        23.1      Independent Auditors' Consent.................. 45

                        27        Financial Data Schedule........................


(b)            Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended December 31, 1996.

(c)            Exhibits

               Reference is made to Item 14(a)3.

(d)            Schedules

               Reference is made to Item 14(a)2.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRANSPORT CORPORATION OF AMERICA, INC.
                                    ("Registrant")


Dated: March 28, 1997               By  /s/James B. Aronson
                                           James B. Aronson
                                           Chief Executive Officer and Director


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature and Title                           Date
       -------------------                           ----
       /s/ James B. Aronson                      March 28, 1997
       James B. Aronson
       Chief Executive Officer
       and Director
       (Principal Executive Officer)

       /s/Robert J. Meyers                       March 28, 1997
       Robert J. Meyers
       Chief Financial Officer and
       Chief Information Officer
       (Principal Financial Officer and
       Principal Accounting Officer)

       /s/ Dennis M. Mathisen                    March 28, 1997
       Dennis M. Mathisen, Chairman
       of the Board

       /s/ Anton J. Christianson                 March 28, 1997
       Anton J. Christianson, Director

       /s/ Michael J. Paxton                     March 28, 1997
       Michael J. Paxton, Director

       /s/ Kenneth J. Roering                    March 28, 1997
       Kenneth J. Roering, Director


Minneapolis, Minnesota
February 7, 1997

                          Independent Auditors' Report



The Board of Directors and Stockholders
Transport Corporation of America, Inc.

Under date of February 7, 1997, we reported on the balance sheets of Transport Corporation of America, Inc. as of December 31, 1996 and 1995, and the related statements of earnings, stockholders' equity, and cash flows for each of the years on the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These financial statements, and our report thereon, are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           KPMG Peat Marwick LLP


Minneapolis, Minnesota
February 7, 1997




                                                                   SCHEDULE VIII


                     TRANSPORT CORPORATION OF AMERICA, INC.
                        Valuation and Qualifying Accounts


Column A                                      Column B                  Column C                       Column D           Column F
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                            -------------------------------
                                                            Additions
                                             Balance at     charged to            Charge to                               Balance
                                             beginning      cost and              other                                   at end
Description                                   of year        expense              accounts            Deductions          of year
                                            -----------    ------------        -------------        --------------    --------------
Year ended December 31, 1996
    Allowance for doubtful accounts
    (deducted from accounts receivable)     $  304,000        60,000                                    51,000 (1)        313,000
                                            ===========    ============        =============        ==============    ==============

Year ended December 31, 1995
    Allowance for doubtful accounts
    (deducted from accounts receivable)     $  238,000        60,000                                    (6,000)           304,000
                                            ===========    ============        =============        ==============    ==============

Year ended December 31, 1994
    Allowance for doubtful accounts
    (deducted from accounts receivable)     $  219,000        48,000                                    29,000            238,000
                                            ===========    ============        =============        ==============    ==============


(1) Accounts deemed to be uncollectible                       $60,000
     Recoveries of amount previously deemed to
         be uncollectible                                      (9,000)
                                                              -------
                                                              $51,000
                                                              -------



                              TRANSPORT CORPORATION
                                OF AMERICA, INC.

                           Financial Statements as of
                           December 31, 1996 and 1995


                          INDEX TO FINANCIAL STATEMENTS

PAGE

Independent Auditors' Report.............................................F-2

Balance Sheets...........................................................F-3

Statements of Earnings...................................................F-5

Statements of Stockholders' Equity.......................................F-6

Statements of Cash Flows.................................................F-7

Notes to Financial Statements............................................F-8




                          Independent Auditors' Report



The Board of Directors and Stockholders
Transport Corporation of America, Inc.

We have audited the balance sheets of Transport Corporation of America, Inc. as of December 31, 1996 and 1995, and the related statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transport Corporation of America, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP



                     TRANSPORT CORPORATION OF AMERICA, INC.

                                 Balance Sheets


                                                                         December 31
                                                                 ---------------------------
                    Assets                                           1996           1995
                                                                 ------------    -----------
Current assets:
     Cash and cash equivalents                                     $6,340,991     $  165,173
     Trade receivables, less allowance for doubtful accounts
         of $ 313,000 in 1996 and $304,000 in 1995 (note 2)        12,617,377     13,040,508
     Other receivables                                                656,753      3,322,095
     Operating supplies                                               810,180        963,490
     Deferred income tax benefit (notes 1 and 7)                    2,113,000      2,538,000
     Prepaid expenses and tires                                     2,102,271      1,891,670
                                                                 ------------    -----------
                 Total current assets                              24,640,572     21,920,936


Revenue equipment, net of accumulated depreciation
     of $25,121,000 in 1996 and $16,161,000 in 1995
     (note 4)                                                      69,570,105     65,042,066

Property and other equipment (note 4):
     Land, buildings, and improvements                             11,042,479      8,832,102
     Other equipment                                                5,183,786      4,634,034
     Less accumulated depreciation                                 (4,879,203)    (4,051,995)
                                                                 ------------    -----------
                 Net property and other equipment                  11,347,062      9,414,141

Other assets, net                                                   3,113,171      3,080,043
                                                                 ------------    -----------

                 Total assets                                    $108,670,910    $99,457,186
                                                                 ============    ===========



See accompanying notes to financial statements.


                                                                         December 31
                                                                   -------------------------
           Liabilities and Stockholders' Equity                       1996           1995
                                                                   ----------     ----------
Current liabilities:
     Note payable to bank (note 2)                                $         0    $ 2,230,000
     Current maturities of long-term debt (note 4)                 15,258,593      9,314,272
     Accounts payable                                               2,607,861      2,997,255
     Checks issued in excess of cash balances                         350,950      1,152,928
     Due to independent contractors                                 1,385,364        980,075
     Accrued expenses (note 3)                                     10,837,326     11,544,928
                                                                   ----------     ----------
                 Total current liabilities                         30,440,094     28,219,458

Long term debt, less current maturities (note 4)                   21,837,713     24,436,325

Deferred income taxes (note 7)                                     13,310,000     10,494,000

Commitments (notes 6 and 9)

Stockholders' equity (note 5):
     Common stock, $.01 par value; 15,000,000 shares authorized;
         6,496,039 and 6,420,619 shares issued and outstanding
         as of December 31, 1996 and 1995, respectively                64,960         64,206
     Additional paid-in capital                                    23,851,516     23,370,469
     Retained earnings                                             19,166,627     12,872,728
                                                                   ----------     ----------

                 Total stockholders' equity                        43,083,103     36,307,403
                                                                   ----------     ----------

                 Total liabilities and stockholders' equity        $108,670,910   $99,457,186
                                                                   ----------     ----------




                     TRANSPORT CORPORATION OF AMERICA, INC.

                             Statements of Earnings


                                                                 Years ended December 31
                                                   ---------------------------------------------------
                                                       1996               1995                1994
                                                   -------------      -------------      -------------
Operating revenues                                 $ 164,666,098      $ 144,254,491      $ 127,424,807

Operating expenses:
     Salaries, wages and benefits                     45,515,262         41,479,035         37,106,582
     Fuel, maintenance and other expenses             23,237,783         20,687,547         20,433,026
     Purchased transportation                         46,760,672         37,257,678         29,754,189
     Revenue equipment leases                          6,489,621          7,090,426          8,422,542
     Depreciation and amortization                    13,966,419         10,273,111          6,535,035
     Insurance, claims and damage                      5,325,862          6,230,243          6,010,338
     Taxes and licenses                                2,952,332          2,873,096          3,063,980
     Communications                                    1,974,625          1,977,816          1,880,395
     Other general and administrative expenses         5,323,586          5,388,994          5,096,162
     Gain on sale of equipment                          (275,582)        (1,754,810)          (642,058)
                                                   -------------      -------------      -------------
             Total operating expenses                151,270,580        131,503,136        117,660,191
                                                   -------------      -------------      -------------

             Operating income                         13,395,518         12,751,355          9,764,616

Interest expense                                      (2,823,839)        (2,232,702)        (2,134,318)
Interest income                                           90,220            194,454            103,094
                                                   -------------      -------------      -------------
Interest expense, net                                 (2,733,619)        (2,038,248)        (2,031,224)
                                                   -------------      -------------      -------------

             Earnings before income taxes             10,661,899         10,713,107          7,733,392

Provision for income taxes (note 7)                    4,368,000          4,607,000          3,524,000
                                                   -------------      -------------      -------------

             Net earnings (note 5)                 $   6,293,899      $   6,106,107      $   4,209,392
                                                   =============      =============      =============

Net earnings per weighted common and
     common equivalent share                       $        0.94      $        0.91      $        0.78
                                                   -------------      -------------      -------------

Weighted average number of common and
     common equivalent shares outstanding              6,718,351          6,709,222          5,382,302
                                                   =============      =============      =============


See accompanying notes to financial statements.



                     TRANSPORT CORPORATION OF AMERICA, INC.

                       Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1995, and 1994



                                        Common              Additional                     Total
                                -------------------------     paid-in      Retained    stockholders'
                                   Shares        Amount       capital      earnings       equity
                                -----------   -----------   -----------   -----------   -----------

Balance, December 31, 1993        4,631,244   $    46,312   $ 8,577,083   $ 2,557,229   $11,180,624

     Issuance of common stock     1,450,113        14,501    14,420,282             0    14,434,783

     Exercise of common stock
         options and warrants       248,250         2,483       361,987             0       364,470

     Net earnings                         0             0             0     4,209,392     4,209,392
                                -----------   -----------   -----------   -----------   -----------

Balance, December 31, 1994        6,329,607        63,296    23,359,352     6,766,621    30,189,269

     Exercise of common stock
         options and warrants        91,012           910        11,117             0        12,027

     Net earnings                         0             0             0     6,106,107     6,106,107
                                -----------   -----------   -----------   -----------   -----------

Balance, December 31, 1995        6,420,619        64,206    23,370,469    12,872,728    36,307,403

     Exercise of common stock
         options and warrants        75,420           754       481,047             0       481,801

     Net earnings                         0             0             0     6,293,899     6,293,899
                                -----------   -----------   -----------   -----------   -----------

Balance, December 31, 1996        6,496,039   $    64,960   $23,851,516   $19,166,627   $43,083,103
                                ===========   ===========   ===========   ===========   ===========



See accompanying notes to financial statements.



                     TRANSPORT CORPORATION OF AMERICA, INC.

                            Statements of Cash Flows


                                                                                             Years ended December 31
                                                                                   --------------------------------------------
                                                                                       1996            1995            1994
                                                                                   ------------    ------------    ------------
Operating activities:
     Net earnings                                                                  $  6,293,899    $  6,106,107    $  4,209,392
     Adjustments to reconcile net earnings to net cash provided by operating activities:
             Depreciation and amortization                                           13,966,419      10,273,111       6,535,035
             Gain on sale of equipment                                                 (275,582)     (1,754,810)       (642,058)
             Deferred income taxes                                                    3,241,000       2,850,000       1,706,000
             Changes in operating assets and liabilities:
                 Trade receivables                                                      423,131      (1,907,653)     (2,193,026)
                 Other receivables                                                    2,665,342      (2,604,193)       (237,999)
                 Operating supplies                                                     153,310        (400,011)          9,211
                 Prepaid expenses and tires                                            (210,601)       (215,925)       (358,287)
                 Accounts payable                                                      (389,394)        128,889         472,800
                 Due to independent contractors                                         405,289         308,950         244,448
                 Accrued expenses                                                      (707,602)        699,618       4,965,679
                                                                                   ------------    ------------    ------------
                         Net cash provided by operating activities                   25,565,211      13,484,083      14,711,195
                                                                                   ------------    ------------    ------------

Investing activities:
     Payments for purchases of revenue equipment                                    (21,132,518)    (41,216,303)    (22,600,304)
     Payments for purchases of property and other equipment                          (3,303,334)     (1,937,911)     (5,036,995)
     (Increase) decrease in other assets                                                 82,812         221,500         109,176
     Proceeds from sales of equipment                                                 4,168,115       9,806,998       4,708,249
                                                                                   ------------    ------------    ------------
                         Net cash used in investing activities                      (20,184,925)    (33,125,716)    (22,819,874)
                                                                                   ------------    ------------    ------------

Financing activities:
     Proceeds from issuance of common stock,
         and exercise of options and warrants                                           481,801          12,027      14,799,253
     Proceeds from issuance of long-term debt                                        15,591,819      17,897,080      15,428,955
     Principal payments on long-term debt                                           (12,246,110)     (7,470,911)    (17,211,073)
     Proceeds from issuance of notes payable to bank                                 21,888,000      11,720,000               0
     Principal payments on notes payable to bank                                    (24,118,000)     (9,490,000)              0
     Proceeds from issuance of notes payable, revolving equipment line                        0               0       1,130,760
     Principal payments on notes payable, revolving equipment line                            0               0      (1,444,150)
     Change in net checks issued in excess of cash balances                            (801,978)       (233,432)        125,885
                                                                                   ------------    ------------    ------------
                         Net cash provided by financing activities                      795,532      12,434,764      12,829,630
                                                                                   ------------    ------------    ------------

                         Increase (decrease) in cash                                  6,175,818      (7,206,869)      4,720,951

Cash and cash equivalents, beginning of year                                            165,173       7,372,042       2,651,091
                                                                                   ------------    ------------    ------------

Cash and cash equivalents, end of year                                             $  6,340,991    $    165,173    $  7,372,042
                                                                                   ============    ============    ============

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
         Interest                                                                  $  2,806,400    $  2,115,034    $  2,096,637
         Income taxes, net                                                            1,136,516       2,354,588         760,426




See accompanying notes to financial statements.

                     TRANSPORT CORPORATION OF AMERICA, INC.


                          Notes to Financial Statements
                  Years ended December 31, 1996, 1995, and 1994

(1)             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
                BUSINESS

                NATURE OF BUSINESS

                Transport Corporation of America, Inc. (the Company) is a
                      truckload motor carrier which is engaged in the transportation of a variety of general commodities for customers primarily in the midwestern and eastern half of the United States and portions of Canada, pursuant to nationwide operation authority. Customer freight is transported by Company equipment and by independent contractors. Payments to Company drivers and independent contractors are primarily based upon miles driven.

                REVENUE RECOGNITION

                Operating revenues are recognized when the freight to be
                      transported has been loaded. Amounts payable to independent contractors for purchased transportation, to Company drivers for wages and any other direct expenses are accrued when the related revenue is recognized. If the Company had used the method whereby revenues and related direct costs are recognized when the shipment is completed, there would not have been a material effect on the Company's financial position, results of operations, or liquidity on either an annual or quarterly basis.

                REVENUE EQUIPMENT, PROPERTY, AND OTHER EQUIPMENT

                Revenue equipment, property, and other equipment are recorded at cost. Depreciation, including amortization of capitalized leases, is computed using the straight-line basis over the estimated useful lives of the assets or the lease periods, whichever is shorter. The estimated useful lives and salvage values are as follows:

                                                          Years    Salvage value

                Tractors                                      5          25%
                Trailers                                      5        40-50%
                Buildings                                    30           0
                Other equipment, including
                    computers and furniture                  3-7          0


                TIRES

                The cost of tires, less a per tire salvage value, purchased with new revenue equipment is amortized over 30 and 48 months for tractors and trailers, respectively. The current portion of such cost is included in prepaid expenses and the long-term portion is recorded as other assets. Replacement tires and tire recapping costs are expensed when placed into service.

                IMPAIRMENT OF LONG-LIVED ASSETS

                The company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement had no impact on the Company's financial position or results of operations.

                OPERATING SUPPLIES

                Operating supplies representing repair parts, fuel, and
                      replacement tires for revenue equipment are recorded at cost.

                ACCOUNTING ESTIMATES

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                ESTIMATED LIABILITY FOR INSURANCE CLAIMS

                The Company has automobile liability, workers' compensation and health insurance coverage under both deductible and retrospective rating policies. The Company estimates and accrues a liability for its share of ultimate settlements using all available information, including the services of a third party insurance risk claims administrator, to establish reserve levels for each occurrence based on the facts and circumstances of the occurrence coupled with the Company's history of such claims. The Company accrues for workers' compensation and automobile liability claims when reported, typically the same day as the occurrence. The recorded expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. The Company provides for adverse loss development in the period when new information so dictates. However, final settlement of these claims could differ materially from the amounts the Company has accrued at year-end. The Company accrues for health insurance claims reported, as well as for claims incurred but not reported based upon the Company's past experience.

                There is currently one automobile liability claim against the
                      Company which, in the aggregate, seeks an amount in excess of the Company's $1 million liability coverage in place at the time of the occurrence. The Company has evaluated its exposure to this claim and believes that in the event of settlement in excess of the liability coverage, any such settlement would not have a material adverse effect on its financial condition or results of operation.

                STOCK-BASED EMPLOYEE COMPENSATION

                The Company follows the provisions of APB Opinion No. 25,
                      Accounting for Stock Issued to Employees, in accounting for its stock-based employee compensation plans. The disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, are found in footnote number 5 to these financial statements.

                INCOME TAXES

                Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the amounts presented on the financial statements for the existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

                Net earnings per common and common equivalent share have been computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the year. All common share options and warrants granted by the Company during the 12-month period preceding the initial filing date of the public offering, which was completed in the fourth quarter of 1994, have been included in the calculation of the weighted average common and common equivalent shares outstanding as if they were outstanding for all periods. Such options are presented using the treasury stock and if-converted methods with an offering price of $11 per share through the quarter ended September 30, 1994. Common equivalent shares included in the computation represent shares issuable upon the assumed exercise of stock options and warrants. Subsequent to September 30, 1994 all options and warrants are included under the treasury stock method using the average market price of the Company's stock during the period.

                The effect of full dilution using the year-end price of the Company's shares is immaterial.

                FAIR VALUE OF FINANCIAL INSTRUMENTS

                The carrying value of the Company's financial assets and
                      liabilities, because of their short-term nature, approximates fair value. The fair value of the Company's borrowing, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

                STATEMENTS OF CASH FLOWS

                For purposes of the statements of cash flows, the Company
                      considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

(2)             NOTE PAYABLE TO BANK

                The Company has a $10,000,000 bank line of credit which
                      expires in May 1997 and is secured by accounts receivable. In addition to short-term needs, this credit facility provides for letters of credit associated with the Company's insurance program. At December 31, 1996, there were letters of credit outstanding totaling $2,830,000 under this program.


                The following is a summary of data relating to this short-term financing:

                                                                         Years ended
                                                                         December 31
                                                                  ---------------------------
                                                                     1996            1995
                                                                  ----------      ----------
               Outstanding balance at year end                    $        0      $2,230,000
               Average amount outstanding                            360,000         143,000
               Maximum amount outstanding                          3,920,000       2,470,000
               Weighted average interest rate during the year            8.3%            9.6%


(3)             ACCRUED EXPENSES

                Accrued expenses are as follows:
                                                         December 31
                                                  ---------------------------
                                                      1996            1995
                                                  -----------     -----------
               Salaries and wages                 $ 2,767,973     $ 2,843,640
               Insurance, claims, and damage        5,701,584       6,391,970
               Independent contractor escrows         811,778         675,023
               Taxes, other than income               452,425         670,628
               Current income tax                     620,699          24,916
               Interest                               266,840         249,402
               Other                                  216,027         689,349
                                                  -----------     -----------

                                                  $10,837,326     $11,544,928
                                                  ===========     ===========


(4)             LONG-TERM DEBT

                Long-term debt consists of the following:

                                                                                                 December 31
                                                                                  ---------------------------------------
                                                                                       1996                      1995
                                                                                  -------------              ------------
Notes payable to banks and other financial institutions with maturities through
      September 2000, secured by certain revenue equipment:
           Interest rates ranging from 6.8% to 8.1%                                $ 31,601,192              $26,317,258
           Interest rate floating on a reference rate which was 7.6%  at
                December 31, 1996                                                     4,063,911                5,184,017

Notes payable for other equipment, paid in full in 1996:                                      0                  390,550

Obligations under capital leases payable with maturities through December 1999:
           Interest rates ranging from 4.4% to 12.0%, secured by certain
                revenue equipment and other equipment                                 1,204,989                1,374,546

Mortgage notes payable with maturities through October 2002, secured by real estate:
           Interest rates of  9.0%                                                      226,214                  484,226
                                                                                  -------------              ------------
Total long-term debt                                                                 37,096,306               33,750,597

Less current maturities of long-term debt                                            15,258,593                9,314,272
                                                                                  -------------              ------------

Long-term debt, less current maturities                                            $ 21,837,713              $24,436,325
                                                                                  =============              ============


                The aggregate annual maturities of long-term debt at December 31, 1996 are as follows:

                Year ending
                December 31                       Amount

                 1997                        $  15,258,593
                 1998                            8,985,169
                 1999                            9,435,105
                 2000                            3,336,644
                 2001                               45,262
                 Thereafter                         35,533
                                             -------------
                                             $  37,096,306
                                             =============
(5)              STOCKHOLDERS' EQUITY

                 WARRANTS

                At December 31, 1996 and 1995, the Company had outstanding warrants for the purchase of 184,125 and 187,875 shares of the Company's common stock, respectively, at prices ranging from $1.56 to $5.20 per share. All of the warrants are currently exercisable and have expiration dates through 1999. During 1996 and 1995, warrants for the purchase of 3,750 shares and 94,768 shares, respectively, were exercised in cashless transactions. These transactions resulted in the issue of 3,253 shares and 67,322 shares in 1996 and 1995, respectively. No additional warrants were granted during either 1996 or 1995.

                Warrant transactions are summarized as follows:
                                                                                  1996        1995
                                                                                 -------     -------
               Warrants outstanding at beginning of year:                        187,875     282,643
               Warrants exercised                                                  3,750      94,768
                                                                                 -------     -------
               Warrants outstanding at end of year                               184,125     187,875
                                                                                 =======     =======
               Weighted average price of warrants outstanding at end of year     $  1.99     $  1.98
                                                                                 =======     =======


                STOCK OPTION PLANS

                The Company has adopted two stock option plans which allow for the grant of options to officers and other key employees to purchase common shares at an exercise price not less than 100% of fair market value on the dates of grant. Officers and other key employees of the Company who are responsible for, or contribute to, the management, growth and/or profitability of the business of the Company, as well as selected consultants under contract to the Company and non-employee directors are eligible to be granted awards. These option plans allow for the grant of 725,000 shares. Options are generally exercisable in cumulative annual increments over periods from one to four years. At December 31, 1996 and 1995, the exercise prices of outstanding options ranged from $1.40 to $13.44 for both periods.

                      Option transactions are summarized as follows:

                                                                                    Weighted Average
                                                                 Shares              Exercise Price
                                                            1996        1995        1996       1995
                                                          --------    --------     --------   --------
               Options outstanding at beginning of year    301,780     307,470       $6.72      $5.86
                     Granted                                37,277      18,000       11.83      12.65
                     Cancelled                             (16,740)          0       10.66          0
                     Exercised                             (69,880)    (23,690)       6.57        .51
                                                          --------    --------    ---------   -------

               Options outstanding at end of year          252,437     301,780       $7.25      $6.72
                                                          --------    --------    ---------   -------

               Options exercisable at end of year          177,590     147,240       $6.13      $5.86
                                                          ========    ========    =========   =======



                EMPLOYEE STOCK PURCHASE PLAN

                In 1996, the stockholders approved and the Company
                      implemented an Employee Stock Purchase Plan ("the Plan"). The purpose of the Plan is to encourage the purchase by employees of shares of Common Stock in the Company in order to provide a greater community of interest between the Company and its employees. There are 100,000 shares of the Company's Common Stock reserved for issuance under the Plan, which terminates on December 31, 2000.

                The Plan permits employees to purchase shares of Common Stock of the Company at a price equal to the lesser of 85% of the market value of the Common Stock at the commencement or termination dates of each phase. Each year, during the term of the plan, there are two six-month phases commencing on January 1 and July 1, respectively, except for the initial phase of 1996, which commenced on March 1, 1996. Employees who are regularly scheduled to work more than 20 hours per week and who are less than 5% owners are eligible to participate in the program via payroll deductions. Purchases are limited to 10% of a participant's base pay during the respective phase.

                During 1996, employees purchased 2,287 shares at an average price of $9.98 per share.

                The Company has adopted the disclosure-only provisions of
                      Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized with respect to the Company's stock option plans or the Employee Stock Purchase Plan. Had compensation cost been determined on the basis of fair value pursuant to the provisions of FAS No. 123, net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                                        1996            1995
                                                                                   -------------   -------------
               Net earnings:
                     As reported                                                   $   6,293,899   $   6,106,107
                                                                                   =============   =============
                     Pro forma                                                     $   6,233,809   $   6,081,381
                                                                                   =============   =============

               Net earnings per weighted common and common equivalent share:
                     As reported                                                   $        0.94   $        0.91
                                                                                   =============   =============
                     Pro forma                                                     $        0.93   $        0.91
                                                                                   =============   =============

               The above pro forma amounts may not be representative of the effects on reported net earnings for future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995:

                                                      1996       1995
                                                    -------    -------
               Dividend yield                           0.0%       0.0%
               Expected volatility                     40.0%      45.0%
               Risk-free interest rate                 6.21%      6.21%
               Expected lives                       5 years    5 years
                                                    =======    =======



(6)             EMPLOYEE BENEFIT PLANS

                The Company has a savings retirement plan ("the Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer up to 16% of their compensation on a pretax basis. The Company may, at its discretion, match a portion of the employee deferrals. During 1996, 1995, and 1994 the Company contributed amounts equal to one-fourth of the employee deferrals, up to 1% of each participant's compensation. For participants who are employed as truck drivers with pay based on actual miles driven, the Company may also elect to contribute 1/2(cent) and 1(cent) per paid mile driven for drivers with over one and two years of service, respectively. The Company contributed $323,000 in 1996, $480,000 in 1995, and $455,000 in 1994 to the Plan
                      on behalf of all employees.

                In 1995 the Company terminated its noncontributory Employee
                      Stock Ownership Plans (ESOP). As a result, all ESOP participants became fully vested and a lump sum distribution was completed in December 1995.


(7)             INCOME TAXES

                The provision for income taxes consists of the following:

                                                         Current     Deferred      Total
                                                       ----------   ----------   ----------
               For the year ended December 31, 1996:
                               Federal                 $  896,000   $2,603,000   $3,499,000
                               State                      239,000      630,000      869,000
                                                       ----------   ----------   ----------

                                                       $1,135,000   $3,233,000   $4,368,000
                                                       ==========   ==========   ==========

               For the year ended December 31, 1995:
                               Federal                 $1,385,000   $2,327,000   $3,712,000
                               State                      380,000      515,000      895,000
                                                       ----------   ----------   ----------

                                                       $1,765,000   $2,842,000   $4,607,000
                                                       ==========   ==========   ==========

               For the year ended December 31, 1994:
                               Federal                 $1,515,000   $1,399,000   $2,914,000
                               State                      303,000      307,000      610,000
                                                       ----------   ----------   ----------

                                                       $1,818,000   $1,706,000   $3,524,000
                                                       ==========   ==========   ==========


                The income tax expense differs from the "expected" tax expense
                      (computed by applying the U.S. federal corporate tax rate of 34%) as follows for the years ended December 31, 1996, 1995, and 1994:

                                                                     1996           1995          1994
                                                                 -----------    -----------   -----------

               Expected federal tax expense at statutory rates   $ 3,625,000    $ 3,643,000   $ 2,629,000
               Increases in taxes resulting from:
                    State income taxes, net of federal benefit       546,000        591,000       403,000
                    Expenses not deductible for tax purposes         250,000        373,000       486,000
                    Other                                            (53,000)             0         6,000
                                                                 -----------    -----------   -----------

                                    Actual tax expense           $ 4,368,000    $ 4,607,000   $ 3,524,000
                                                                 ===========    ===========   ===========



                The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                                         1996          1995
                                                                                      -----------   -----------
               Deferred tax assets:
                      Vacation accrual                                                $   226,000   $   263,000
                      Allowance for doubtful accounts                                     121,000       118,000
                      Insurance, claims, and damage accruals                            2,088,000     2,437,000
                      Alternative minimum tax credit carryforward                       2,117,000     1,876,000
                                                                                      -----------   -----------
                           Total deferred tax assets                                    4,552,000     4,694,000
                                                                                      -----------   -----------

               Deferred tax liabilities:
                      Equipment, principally due to differences in depreciation and
                      leases                                                           15,749,000    12,650,000
                                                                                      -----------   -----------

                             Net deferred tax liability                               $11,197,000   $ 7,956,000
                                                                                      ===========   ===========


                At December 31, 1996, the Company has alternative minimum tax credit carryforwards of approximately $2,117,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

                The Company has reviewed the need for a valuation allowance relating to the deferred tax assets and has ascertained that no allowance is needed.


(8)             MAJOR CUSTOMERS

                Sales to the Company's five largest customers represented 43%,
                      39%, and 34% of total revenues for 1996, 1995, and 1994, respectively. One customer accounted for approximately 16% of sales in 1996, 13% in 1995, and 11% in 1994.

(9)             COMMITMENTS

                REVENUE EQUIPMENT LEASES

                The Company has entered into operating leases for certain
                      revenue equipment. The aggregate cost of this leased equipment at the beginning of the leases was approximately $26,642,000 at December 31, 1996.

                Approximately $5,820,000 of the equipment is under
                      noncancellable operating leases of 36 to 60 months, with the equipment reverting to the lessor at the end of lease term.

                Approximately $20,822,000 of the equipment is under TRAC
                      (terminal rental adjustment clause) operating leases, over periods generally ranging from 48 to 72 months. Several of these leases allow the Company to terminate the lease anytime after a minimum lease term, ranging from 12 to 36 months. In exchange, the Company guarantees the lessor a predetermined decreasing resale value. The guaranteed resale value of equipment under TRAC leases, assuming termination at the end of the noncancellable minimum lease term, is approximately $10,349,000 through 1997, which will be reduced by the sales proceeds of the equipment. However, the Company typically continues the lease through to the full term of the lease agreement. The full term guaranteed termination values vary from 20% to 40% of the original cost for tractors, van trailers, and temperature-controlled trailers. Typically the lessor assumes a portion of the residual risk for the condition of the equipment upon termination of the contract.

                Rental expense under these operating leases was approximately
                      $6,438,000 in 1996, $7,089,000 in 1995, and $8,181,000 in
                      1994.

                Aggregate future minimum lease payments as of December 31, 1996 for the noncancellable portion of revenue equipment under operating leases are as follows:

               Years ending December 31:
                      1997                           $2,742,879
                      1998                            1,016,533
                      1999                              804,826
                      2000                              469,482
                                                     ----------
                                                     $5,033,720
                                                     ==========


               OTHER LEASES

                The Company leases two facilities with future minimum lease payments of $12,500 which expire in 1997. During 1994 and prior years, the Company also leased office and terminal facilities. The total facility and computer equipment operating lease expense was $138,300 in 1996, $151,758 in 1995, and $614,000 in 1994.

                 CAPITAL ADDITIONS

                The Company has committed to purchase approximately $12.1
                      million of revenue equipment to be delivered during 1997.


(10)            QUARTERLY FINANCIAL DATA (UNAUDITED)

                Summarized quarterly financial data for 1996, 1995, and 1994:


               1996:
                    Quarter              First          Second           Third          Fourth
                                      -----------     -----------     -----------     -----------
               Operating revenues     $38,794,178     $41,225,259     $42,463,861     $42,182,800
               Operating income         1,796,632       3,778,868       4,332,477       3,487,541
                                      -----------     -----------     -----------     -----------
               Net earnings           $   645,179     $ 1,796,739     $ 2,119,071     $ 1,732,910
                                      ===========     ===========     ===========     ===========
               Net earnings per
                weighted common
                and common
                equivalent share      $       .10     $       .27     $       .32     $       .26
                                      ===========     ===========     ===========     ===========


               1995:
                    Quarter              First          Second           Third          Fourth
                                      -----------     -----------     -----------     -----------
               Operating revenues     $34,350,614     $34,972,128     $36,730,124     $38,201,625
               Operating income         2,282,580       3,701,119       3,766,426       3,001,230
                                      -----------     -----------     -----------     -----------

                    Net earnings      $ 1,046,356     $ 1,857,056     $ 1,859,731     $ 1,342,964
                                      ===========     ===========     ===========     ===========

               Net earnings per
                weighted common
                and common
                equivalent share      $       .16     $       .28     $       .28     $       .20
                                      ===========     ===========     ===========     ===========


               1994:
                    Quarter              First          Second           Third          Fourth
                                      -----------     -----------     -----------     -----------
               Operating revenues     $29,257,391     $32,339,558     $33,222,430     $32,605,428
               Operating income           898,369       3,205,844       3,072,721       2,587,682
                                      -----------     -----------     -----------     -----------

                    Net earnings      $   221,471     $ 1,469,920     $ 1,390,360     $ 1,127,641
                                      ===========     ===========     ===========     ===========

               Net earnings per
                    weighted common
                    and common
                    equivalent share  $       .04     $       .29     $       .27     $       .19
                                      ===========     ===========     ===========     ===========


(11)            SUBSEQUENT EVENT

                On January 29, 1997, the company announced a stock repurchase program for up to 350,000 shares of its common stock.