Form 10-Q
period 1997-03-31
TRANSPORT CORPORATION OF AMERICA INC
filed 1997-05-14
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES __X__ NO ____

As of May 12, 1997, the Company had outstanding 6,593,108 shares of Common Stock, $.01 par value.


                        -------------------------------

                      This Form 10-Q consists of 12 pages.




                     TRANSPORT CORPORATION OF AMERICA, INC.
                          Quarterly Report on Form 10-Q

                                Table of Contents


PART I   FINANCIAL INFORMATION

Item 1.     Financial Statements and Notes
            Balance Sheets as of
              March 31, 1997 and December 31, 1996  ..........................   Page 3

            Statements of Earnings for the
              three months ended March 31, 1997 and 1996......................   Page 4

            Statements of Cash Flows for the
              three months ended March 31, 1997 and 1996......................   Page 5

            Notes to Financial Statements.....................................   Page 6

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................   Page 7


PART II  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..................................   Page 10

            Exhibit 11   Statement re: Computation of Net Earnings per
                         Weighted Common and Common Equivalent Share..........   Page 11

            Exhibit 27   Financial Data Schedule..............................   Page 12




                      TRANSPORT CORPORATION OF AMERICA, INC.
                                 BALANCE SHEETS

                                                                      MARCH 31,         DECEMBER 31,
                                                                        1997                1996
                                                                   -------------       -------------
ASSETS:                                                             (unaudited)              *
Current assets:
    Cash and cash equivalents                                      $   2,182,051       $   6,340,991
    Trade receivables, net of allowance for doubtful accounts         14,725,438          12,617,377
    Other receivables                                                  1,969,453             656,753
    Operating supplies                                                   721,092             810,180
    Deferred income taxes                                              2,183,000           2,113,000
    Prepaid expenses and tires                                         3,649,450           2,102,271
                                                                   -------------       -------------

        Total current assets                                          25,430,484          24,640,572

Revenue equipment, at cost                                            99,220,293          94,691,320
    Less: accumulated depreciation                                   (26,705,857)        (25,121,215)
                                                                   -------------       -------------

        Net revenue equipment                                         72,514,436          69,570,105

Property, other equipment, and improvements:
    Land, buildings, and improvements                                 11,259,722          11,042,479
    Furniture and other equipment                                      5,531,073           5,183,786
    Less: accumulated depreciation                                    (5,219,514)         (4,879,203)
                                                                   -------------       -------------

        Net property, other equipment, and improvements               11,571,281          11,347,062

Other assets, net                                                      2,850,560           3,113,171
                                                                   -------------       -------------

    TOTAL ASSETS                                                   $ 112,366,761       $ 108,670,910
                                                                   =============       =============

LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
    Current maturities of long-term debt                           $  15,226,399       $  15,258,593
    Accounts payable                                                   3,018,924           2,607,861
    Checks issued in excess of cash balances                           1,402,793             350,950
    Due to independent contractors                                     1,749,494           1,385,364
    Accrued expenses                                                  11,292,688          10,837,326
                                                                   -------------       -------------

        Total current liabilities                                     32,690,298          30,440,094

Long term debt, less current maturities                               22,065,057          21,837,713

Deferred income taxes                                                 13,778,000          13,310,000

Stockholders' equity:
    Common stock                                                          66,081              64,960
    Additional paid-in capital                                        23,612,810          23,851,516
    Retained earnings                                                 20,154,515          19,166,627
                                                                   -------------       -------------

        Total stockholders' equity                                    43,833,406          43,083,103
                                                                   -------------       -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 112,366,761       $ 108,670,910
                                                                   =============       =============

* Based upon audited financial statements.




                     TRANSPORT CORPORATION OF AMERICA, INC.
                             STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                 1997                         1996
                                                     -------------------------     -------------------------
                                                        AMOUNT            %           AMOUNT            %
                                                     ------------     --------     ------------     --------
                                                                           (UNAUDITED)
OPERATING REVENUES                                   $ 43,475,225        100.0     $ 38,794,178        100.0

OPERATING EXPENSES:
  Salaries, wages, and benefits                        12,361,708         28.5       11,368,882         29.3
  Fuel, maintenance, and other expense                  6,213,722         14.3        5,975,694         15.4
  Purchased transportation                             13,471,974         31.0       10,636,242         27.4
  Revenue equipment leases                              1,284,728          3.0        1,777,492          4.6
  Depreciation and amortization                         3,705,959          8.5        3,307,524          8.5
  Insurance, claims, and damage                         1,494,753          3.4        1,360,970          3.5
  Taxes and licenses                                      798,787          1.8          781,347          2.0
  Communication                                           535,163          1.2          485,978          1.3
  Other general and administrative expenses             1,628,995          3.7        1,327,620          3.4
  Gain on disposition of equipment                       (307,624)        (0.7)         (24,203)        (0.1)
                                                     ------------     --------     ------------     --------
     TOTAL OPERATING EXPENSES                          41,188,165         94.7       36,997,546         95.3
                                                     ------------     --------     ------------     --------
     OPERATING INCOME                                   2,287,060          5.3        1,796,632          4.7

Interest expense                                          663,956          1.5          687,111          1.8
Interest income                                           (51,784)        (0.1)          (2,658)         0.0
                                                     ------------     --------     ------------     --------
     INTEREST EXPENSE, NET                                612,172          1.4          684,453          1.8

     EARNINGS BEFORE INCOME TAXES                       1,674,888          3.9        1,112,179          2.9

Provision for income taxes                                687,000          1.6          467,000          1.2
                                                     ------------     --------     ------------     --------

     NET EARNINGS                                    $    987,888          2.3     $    645,179          1.7
                                                     ============     ========     ============     ========

Net earnings per weighted common and
   common equivalent share                           $       0.15                  $      0.10
                                                     ============                  ===========

Weighted average number of common and
   common equivalent shares outstanding - primary       6,735,828                    6,708,277
                                                     ============                  ===========




                     TRANSPORT CORPORATION OF AMERICA, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                     1997             1996
                                                                 ------------     ------------
                                                                         (unaudited)
OPERATING ACTIVITIES:
     Net earnings                                                $    987,888     $    645,179
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization                              3,705,959        3,307,524
         Gain on disposition of equipment                            (307,624)         (24,203)
         Deferred income taxes                                        398,000          481,000
         Changes in operating assets and liabilities:
             Trade receivables                                     (2,108,061)        (860,385)
             Other receivables                                     (1,312,700)       1,640,596
             Operating supplies                                        89,088           53,156
             Prepaid expenses and tires                            (1,547,179)      (1,339,602)
             Accounts payable                                         411,063         (238,222)
             Due to independent contractors                           364,130          666,219
             Accrued expenses                                         455,362         (366,315)
                                                                 ------------     ------------
                 Net cash provided by operating activities          1,135,926        3,964,947
                                                                 ------------     ------------

INVESTING ACTIVITIES:
     Payments for purchases of revenue equipment                   (7,878,733)      (5,696,303)
     Payments for purchases of property, other equipment,
       and leasehold improvements                                    (590,272)        (491,302)
     Increase (decrease) in other assets                               (2,200)          21,341
     Proceeds from disposition of equipment                         2,166,930          771,040
                                                                 ------------     ------------
                 Net cash used in investing activities             (6,304,275)      (5,395,224)
                                                                 ------------     ------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                           255,845           11,126
     Payments for repurchase and retirement of common stock          (493,429)               0
     Proceeds from issuance of long-term debt                       3,510,496        4,326,600
     Principal payments on long-term debt                          (3,315,346)      (2,308,643)
     Proceeds from issuance of notes payable to bank                        0       13,260,000
     Principal payments on notes payable to bank                            0      (14,390,000)
     Increase in net checks issued in excess of cash balances       1,051,843          537,949
                                                                 ------------     ------------
                 Net cash provided by financing activities          1,009,409        1,437,032
                                                                 ------------     ------------

                 INCREASE (DECREASE) IN CASH                       (4,158,940)           6,755

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      6,340,991          165,173
                                                                 ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  2,182,051     $    171,928
                                                                 ============     ============

Supplemental disclosure of cashflow information:
     Cash paid during the period for:
       Interest, net                                             $    691,164     $    667,869
       Income taxes, net                                              104,000          120,889



                     TRANSPORT CORPORATION OF AMERICA, INC.
                          Notes to Financial Statements


1.       Interim Financial Statements (unaudited)

                  The unaudited interim financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the interim periods. They have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and, accordingly, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  These statements should be read in conjunction with the financial statements and footnotes included in the Company's most recent annual financial statements on Form 10-K for the year ended December 31, 1996. The policies described in that report are used in preparing quarterly reports.

                  The Company's business is seasonal. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.       Commitments

                  As of March 31, 1997 the Company had commitments for the purchase of approximately $15.8 million of revenue equipment, net of proceeds from the disposition of used equipment.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Three Months Ended March 31, 1997 and 1996

                  Operating revenues increased 12.1% to $43.5 million for the quarter ended March 31, 1997 from $38.8 million for the quarter ended March 31, 1996. Freight volume increases from existing customers continued as the primary source of revenue growth. Revenues per mile, excluding fuel surcharges, increased to $1.29 per mile in the first quarter of 1997 from $1.26 per mile for the same period of 1996. Equipment utilization, as measured by average revenue per tractor per week, rose 11.1% to $2,847 during the first quarter of 1997, from $2,563 in the first quarter of 1996.

                  Pre-tax margin (earnings before income taxes as a percentage of operating revenues) increased to 3.9% in the first quarter of 1997 from 2.9% for the same period of 1996. Efficiency, as measured by average annualized revenues per non-driver employee, improved 7.2% to $529,600 for the first quarter of 1997, compared to $493,900 for the same period of 1996. Salaries, wages and benefits as a percentage of operating revenues were 28.5% in the first quarter of 1997, compared to 29.3% for the same period of 1996. Reflecting the increase in the average number of independent contractors in 1997 over 1996, miles driven by independent contractors increased 18.9% in the first quarter of 1997, compared to the same period of 1996. Accordingly, purchased transportation increased as a percentage of operating revenues to 31.0% in the first quarter of 1997 from 27.4% for the same period of 1996. Purchased transportation in the first quarter of 1997 also reflects an increase in the compensation scale paid to independent contractors as well as a pass-through of fuel surcharges collected on behalf of independent contractors. There were 484 independent contractors at March 31, 1997, compared to 398 a year prior. The decline of fuel, maintenance and other expenses as a percentage of operating revenues to 14.3% in the first quarter of 1997, when compared to 15.4% in the first quarter of 1996, reflects the increase of independent contractor miles as a percent of total miles, partially offset by significantly higher fuel prices during the first quarter of 1997, when compared to the same period of 1996. Revenue equipment leases decreased as a percentage of operating revenues to 3.0% in the first quarter of 1997 from 4.6% for the same period of 1996, as a result of the decline of leased equipment and an expanded use of owned equipment.

                  In the first quarter of 1997, gain on the disposition of equipment was $308,000, compared to a gain of $24,000 in the first quarter of 1996, due to the larger number of dispositions in 1997, when compared to the same period of 1996.

                  The effective tax rate for the first quarter of 1997 was 41.0%, compared to the 42.0% effective tax rate for the first quarter of 1996. The lower effective rate in 1997 was due to a continued decline in Company per diem payments, which are not fully deductible for income tax purposes, when compared to the first quarter of 1996. The Company pays certain of its drivers a per diem allowance while on the road to cover meals and other expenses.

                  As a consequence of the items discussed above, net earnings increased 53% to $988,000, or 2.3% of operating revenues for the quarter ended March 31, 1997 from $645,000, or 1.7% of operating revenues for the quarter ended March 31, 1996.


         LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities was $1.1 million in the first three months of 1997. The working capital deficit as of March 31, 1997 was $7.3 million, compared to the $5.8 million deficit which existed as of December 31, 1996. The working capital deficit at March 31, 1997 includes $15.2 million of current maturities of long-term debt associated with the purchase of revenue equipment. Historically, the Company has operated effectively with current liabilities in excess of current assets through a combination of operating profits, collections on accounts receivable, and other cash management strategies. Management expects to continue to do so while meeting its obligations. Accrued liabilities include normal provisions for accident and workers' compensation claims associated with the Company's self-insured retention insurance program, less claim payments actually made. The Company believes that reserves are adequate for expected future claim payments.

                  Investing activities in the first three months of 1997 consumed net cash of $6.3 million, primarily for the purchase of new revenue equipment including 44 tractors and 164 trailers, less proceeds from the disposition of used equipment, including 66 tractors and 24 trailers. These expenditures were financed through a combination of cash generated by operations, long-term debt financing and proceeds from equipment dispositions. As of March 31, 1997 the Company had commitments for the purchase of approximately $15.8 million of revenue equipment, net of proceeds from the disposition of used equipment. The Company has arranged to finance the revenue equipment purchases.

                  Net cash provided by financing activities was $1.0 million in the first three months of 1997. Payments under the Company's term loan agreements were $3.3 million. The primary source of financing was the issuance of $3.5 million of long-term debt associated with the purchase of revenue equipment. In addition, during the first quarter of 1997, $493,000 was used for the repurchase and retirement of 40,700 shares of the Company's common stock under the stock repurchase program.

                  The Company maintains a $10 million working capital line of credit with a bank, secured primarily by its accounts receivable. This credit facility, which expires in May 1997, is used to meet short-term operating cash needs as well as letter of credit requirements associated with the Company's self-insured retention arrangements. As of March 31, 1997, there was no outstanding debt under this line of credit. There was $2.8 million of outstanding letters of credit which reduced the amount available under the line of credit as of March 31, 1997. The Company has negotiated a replacement credit facility with a bank under terms similar to the expiring facility, plus an additional $5 million line of credit secured by the book value of revenue equipment not otherwise pledged. The Company expects that the new credit facility will be in place prior to the expiration of the current credit facility.

                  The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, long-term debt financing, equipment dispositions, and the line of credit.



PART II   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits:

                  Exhibit
                  Number   Description                                     Page
                  ------   -----------                                     ----

                  11       Statement re: Computation of Net Earnings per
                                         Weighted Common and Common
                                         Equivalent Share................... 11

                  27       Financial Data Schedule.......................... 12

                  (b)      Reports on Form 8-K:

                         A current report on Form 8-K (Item 5, Other Events) was
                  filed with the SEC on March 14, 1997 to describe the main features of the Company's shareholder rights plan which was adopted by the Board of Directors on February 25, 1997. A Registration Statement on Form 8-A to register the shareholder rights plan interests was declared effective by the SEC on March 13, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRANSPORT CORPORATION OF AMERICA, INC.



Date:    May 12, 1997               /s/ James B. Aronson
      -------------------           -------------------------------------------
                                    James B. Aronson
                                    Chief Executive Officer



                                    /s/ Robert J. Meyers
                                    -------------------------------------------
                                    Robert J. Meyers
                                    Executive Vice President, Chief Financial
                                    Officer and Chief Information Officer
                                    (Principal Financial and Accounting Officer)