Form 10-Q
period 1997-06-30
TRANSPORT CORPORATION OF AMERICA INC
filed 1997-08-14
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES __X__ NO ____

As of August 11, 1997, the Company had outstanding 6,575,994 shares of Common Stock, $.01 par value.



                      This Form 10-Q consists of 13 pages.

                     TRANSPORT CORPORATION OF AMERICA, INC.
                          Quarterly Report on Form 10-Q

                                Table of Contents


PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements and Notes

          Condensed Balance Sheets as of
            June 30, 1997 and December 31, 1996......................... Page 3

          Condensed Statements of Earnings for the
            three and six months ended June 30, 1997 and 1996........... Page 4

          Condensed Statements of Cash Flows for the
            six months ended June 30, 1997 and 1996..................... Page 5

          Notes to Condensed Financial Statements....................... Page 6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................... Page 7

PART II  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders........... Page 10

Item 5.   Other Information............................................. Page 10

Item 6.   Exhibits and Reports on Form 8-K.............................. Page 11

          Exhibit 11  Statement re: Computation of Net Earnings per Weighted
                       Common and Common Equivalent Share .............. Page 12

          Exhibit 27  Financial Data Schedule........................... Page 13

                     TRANSPORT CORPORATION OF AMERICA, INC.
                                 BALANCE SHEETS

                                                                      JUNE 30,          DECEMBER 31,
                                                                        1997               1996
                                                                   -------------       -------------
ASSETS:                                                             (unaudited)              *
Current assets:
    Cash and cash equivalents                                      $      37,523       $   6,340,991
    Trade receivables, net of allowance for doubtful accounts         16,858,934          12,617,377
    Other receivables                                                    642,322             656,753
    Operating supplies                                                   670,703             810,180
    Deferred income taxes                                              2,483,000           2,113,000
    Prepaid expenses and tires                                         3,120,954           2,102,271
                                                                   -------------       -------------

        Total current assets                                          23,813,436          24,640,572

Revenue equipment, at cost                                           105,491,288          94,691,320
    Less: accumulated depreciation                                   (29,471,785)        (25,121,215)
                                                                   -------------       -------------

        Net revenue equipment                                         76,019,503          69,570,105

Property, other equipment, and improvements:
    Land, buildings, and improvements                                 13,986,464          11,042,479
    Furniture and other equipment                                      6,040,436           5,183,786
    Less: accumulated depreciation                                    (5,554,520)         (4,879,203)
                                                                   -------------       -------------

        Net property, other equipment, and improvements               14,472,380          11,347,062

Other assets, net                                                      2,626,310           3,113,171
                                                                   -------------       -------------

    TOTAL ASSETS                                                   $ 116,931,629       $ 108,670,910
                                                                   =============       =============

LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
    Note payable to bank                                           $   1,410,000       $           0
    Current maturities of long-term debt                              15,299,113          15,258,593
    Accounts payable                                                   2,903,188           2,607,861
    Checks issued in excess of cash balances                             641,154             350,950
    Due to independent contractors                                     1,746,038           1,385,364
    Accrued expenses                                                  12,121,047          10,837,326
                                                                   -------------       -------------

        Total current liabilities                                     34,120,540          30,440,094

Long term debt, less current maturities                               22,759,362          21,837,713

Deferred income taxes                                                 14,608,000          13,310,000

Stockholders' equity:
    Common stock                                                          65,731              64,960
    Additional paid-in capital                                        23,149,402          23,851,516
    Retained earnings                                                 22,228,594          19,166,627
                                                                   -------------       -------------

        Total stockholders' equity                                    45,443,727          43,083,103
                                                                   -------------       -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 116,931,629       $ 108,670,910
                                                                   =============       =============

* Based upon audited financial statements.

                     TRANSPORT CORPORATION OF AMERICA, INC.
                             STATEMENTS OF EARNINGS

                                                    THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                 -------------------------------       -------------------------------
                                                     1997               1996               1997               1996
                                                 ------------       ------------       ------------       ------------
                                                    AMOUNT             AMOUNT             AMOUNT             AMOUNT
                                                 ------------       ------------       ------------       ------------
                                                           (unaudited)                           (unaudited)
OPERATING REVENUES                               $ 46,368,579       $ 41,225,259       $ 89,843,804       $ 80,019,437

OPERATING EXPENSES:
  Salaries, wages, and benefits                    12,825,954         11,111,748         25,187,662         22,480,630
  Fuel, maintenance, and other expense              5,997,700          5,650,291         12,211,422         11,625,985
  Purchased transportation                         13,744,282         11,545,448         27,216,256         22,181,690
  Revenue equipment leases                          1,261,357          1,772,823          2,546,085          3,550,315
  Depreciation and amortization                     3,848,263          3,430,593          7,554,222          6,738,117
  Insurance, claims, and damage                     1,647,065          1,403,441          3,141,818          2,764,411
  Taxes and licenses                                  856,177            794,783          1,654,964          1,576,130
  Communication                                       530,379            476,063          1,065,542            962,041
  Other general and administrative expenses         1,509,287          1,248,866          3,138,282          2,576,486
  (Gain) loss on disposition of equipment             (51,089)            12,335           (358,713)           (11,868)
                                                 ------------       ------------       ------------       ------------
     TOTAL OPERATING EXPENSES                      42,169,375         37,446,391         83,357,540         74,443,937
                                                 ------------       ------------       ------------       ------------
     OPERATING INCOME                               4,199,204          3,778,868          6,486,264          5,575,500

Interest expense                                      755,644            683,693          1,419,600          1,370,804
Interest income                                        (6,519)            (3,564)           (58,303)            (6,222)
                                                 ------------       ------------       ------------       ------------
     INTEREST EXPENSE, NET                            749,125            680,129          1,361,297          1,364,582

     EARNINGS BEFORE INCOME TAXES                   3,450,079          3,098,739          5,124,967          4,210,918

Provision for income taxes                          1,376,000          1,302,000          2,063,000          1,769,000
                                                 ------------       ------------       ------------       ------------

     NET EARNINGS                                $  2,074,079       $  1,796,739       $  3,061,967       $  2,441,918
                                                 ============       ============       ============       ============

Net earnings per weighted common and
   common equivalent share                       $       0.31       $       0.27       $       0.45       $       0.36
                                                 ============       ============       ============       ============

Weighted average number of common and
   common equivalent shares outstanding             6,728,434          6,725,373          6,732,131          6,716,825
                                                 ============       ============       ============       ============

                     TRANSPORT CORPORATION OF AMERICA, INC.
                            STATEMENTS OF CASH FLOWS

                                                                       SIX MONTHS ENDED
                                                                 ------------------------------
                                                                            JUNE 30,
                                                                 ------------------------------
                                                                     1997               1996
                                                                 ------------       ------------
                                                                          (unaudited)
OPERATING ACTIVITIES:
     Net earnings                                                $  3,061,967       $  2,441,918
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization                              7,554,222          6,738,117
         Gain on disposition of equipment                            (358,713)           (11,868)
         Deferred income taxes                                        928,000          1,317,000
         Changes in operating assets and liabilities:
             Trade receivables                                     (4,241,557)          (387,804)
             Other receivables                                         14,431          1,841,180
             Operating supplies                                       139,477            101,798
             Prepaid expenses and tires                            (1,018,683)          (927,349)
             Accounts payable                                         295,327           (756,168)
             Due to independent contractors                           360,674            792,916
             Accrued expenses                                       1,283,721             26,185
                                                                 ------------       ------------
                 Net cash provided by operating activities          8,018,866         11,175,925
                                                                 ------------       ------------

INVESTING ACTIVITIES:
     Payments for purchases of revenue equipment                  (15,097,408)        (5,709,450)
     Payments for purchases of property, other equipment,
       and leasehold improvements                                  (3,848,728)        (1,855,987)
     Increase in other assets                                          (2,490)           (21,798)
     Proceeds from disposition of equipment                         2,665,261            786,415
                                                                 ------------       ------------
                 Net cash used in investing activities            (16,283,365)        (6,800,820)
                                                                 ------------       ------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                           255,845             11,126
     Payments for repurchase and retirement of common stock          (957,187)                 0
     Proceeds from issuance of long-term debt                       7,424,780          4,500,239
     Principal payments on long-term debt                          (6,462,611)        (4,923,025)
     Proceeds from issuance of notes payable to bank                8,685,000         21,888,000
     Principal payments on notes payable to bank                   (7,275,000)       (24,118,000)
     Net checks issued in excess of cash balances                     290,204           (283,047)
                                                                 ------------       ------------
                 Net cash provided by financing activities          1,961,031         (2,924,707)
                                                                 ------------       ------------

                 INCREASE (DECREASE) IN CASH                       (6,303,468)         1,450,398

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      6,340,991            165,173
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $     37,523       $  1,615,571
                                                                 ============       ============

Supplemental disclosure of cashflow information:
  Cash paid during the period for:
         Interest, net                                           $  1,417,229       $  1,372,887
         Income taxes, net                                            509,485            187,051


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

                  The Company's business is seasonal. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.       Commitments

                  As of June 30, 1997 the Company had commitments for the purchase of approximately $19.6 million of revenue equipment, net of proceeds from the planned future disposition of used equipment, $1.3 million for the purchase of a facility in Columbus, Ohio, and $1.1 million for the construction of a replacement facility in Kansas City, Missouri. The Company has arranged to finance the revenue equipment purchases; the remaining commitments are expected to be financed by cash flows from operating activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Three Months Ended June 30, 1997 and 1996

                  Operating revenues increased 12.5% to $46.4 million for the quarter ended June 30, 1997 from $41.2 million for the quarter ended June 30, 1996. Greater freight volumes from existing customers continued as the primary source of revenue growth. Revenues per mile improved to $1.31 per mile in the second quarter of 1997 from $1.29 per mile for the same period of 1996 as a result of moderate rate increases and fewer empty miles as a percentage of total miles in the second quarter of 1997, compared to the second quarter of 1996. Equipment utilization, as measured by average revenue per tractor per week, rose to $2,891 during the second quarter of 1997, from $2,749 in the second quarter of 1996.

                  Pre-tax margin (earnings before income taxes as a percentage of operating revenues) were 7.5% in the second quarter of 1997, unchanged from the same period of 1996. Efficiency, as measured by average annualized revenues per non-driver employee, improved 2.7% to $550,400 for the second quarter of 1997, compared to $536,000 for the same period of 1996. Salaries, wages, and benefits as a percentage of operating revenues increased to 27.7% in the second quarter of 1997, compared to 27.0% for the same period of 1996, due primarily to an increase in the driver pay scale during 1997. At June 30, 1997 there were 464 independent contractors, an increase of 41 from 423 a year prior. Reflecting the increase in the number of independent contractors, independent contractor miles increased 16.9% in the second quarter of 1997, compared to the same period of 1996. Accordingly, purchased transportation increased as a percentage of operating revenues to 29.6% in the second quarter of 1997 from 28.0% for the same period of 1996. The decline of fuel, maintenance, and other expenses as a percentage of operating revenues to 12.9% in the second quarter of 1997, when compared to 13.7% in the second quarter of 1996, reflects the increase of independent contractor miles as a percent of total miles and the moderating fuel prices during the second quarter of 1997, when compared to the same period of 1996. Revenue equipment leases decreased as a percentage of operating revenues to 2.7% in the second quarter of 1997 from 4.3% for the same period of 1996, as a result of the expanded use of debt financed equipment in place of leased equipment and an increase in independent contractors. Depreciation and amortization for the second quarter of 1997 was 8.3% of operating revenues, unchanged from the same period of 1996. Insurance, claims and damage as a percentage of operating revenues increased to 3.6% in the second quarter of 1997 from 3.4% for the same period of 1996 as a result of slightly higher accident costs in the second quarter of 1997, when compared to the same period of 1996.

                  The effective tax rate for the second quarter of 1997 was 39.9%, compared to the 42.0% effective tax rate for the second quarter of 1996. The lower effective rate in 1997 was primarily due to a continued decline in Company per diem payments, which are not fully deductible for income tax purposes, when compared to the second quarter of 1996. The Company pays certain of its drivers a per diem allowance while on the road to cover meals and other expenses.

                  As a consequence of the items discussed above, net earnings increased to $2.1 million, or 4.5% of operating revenues for the quarter ended June 30, 1997 from $1.8 million, or 4.3% of operating revenues for the quarter ended June 30, 1996.

         Six Months Ended June 30, 1997 and 1996

                  Operating revenues increased 12.3% to $89.8 million for the six months ended June 30, 1997 from $80.0 million for the first six months of 1996. Increases in freight volumes from existing customers continued as the primary source of revenue growth. Revenues per mile improved to $1.31 per mile in the first six months of 1997 from $1.27 per mile for the same period of 1996 as a result of moderate rate increases in 1997 and fewer empty miles as a percentage of total miles in 1997, compared to 1996. Equipment utilization, as measured by average revenues per tractor per week, improved 8.0% to $2,869 during the first six months of 1997 from $2,656 for the same period of 1996.

                  Pre-tax margin (earnings before income taxes as a percentage of operating revenues) increased to 5.7% in the first six months of 1997 from 5.3% for the same period of 1996. Efficiency, as measured by average annualized revenues per non-driver employee, increased 4.9% to $540,100 for the first six months of 1997 from $514,700 for the same period of 1996. Independent contractor miles increased 17.9% in the first six months of 1997, compared to the same period of 1996, as a result of the increase in the average number of contractors during the first six months of 1997 compared to the same period of 1996. Correspondingly, purchased transportation increased as a percentage of operating revenues to 30.3% in the first six months of 1997 from 27.7% for the same period of 1996. Fuel, maintenance, and other expenses decreased as a percentage of operating revenues to 13.6% in the first six months of 1997 from 14.5% for the same period of 1996, reflecting the increase of independent contractor miles as a percent of total miles and somewhat lower fuel prices in 1997, compared to 1996. Revenue equipment leases decreased as a percentage of operating revenues to 2.9% in the first six months of 1997 from 4.4% for the same period of 1996, primarily as a result of an increase in independent contractors and the expanded use of debt financed equipment.

                  In the first six months of 1997, gain on the disposition of equipment was $359,000, compared to a gain of $12,000 in the first six months of 1996, due to the larger number of equipment dispositions in 1997, when compared to 1996.

         The effective tax rate for the first six months of 1997 was 40.3%, compared to the 42.0% effective tax rate for the first six months of 1996. The lower effective rate in 1997 is due to a decline in Company per diem payments, which are not fully deductible for income tax purposes, when compared to the first six months of 1996. The Company pays certain of its drivers a per diem allowance while on the road to cover meals and other expenses.

                  As a consequence of the items discussed above, net earnings increased to $3.1 million, or 3.4% of operating revenues, for the six months ended June 30, 1997 from $2.4 million, or 3.1% of operating revenues, for the six months ended June 30, 1996.


         LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities was $8.0 million in the first six months of 1997. The working capital deficit as of June 30, 1997 was $10.3 million, compared to the $5.8 million deficit which existed as of December 31, 1996. The working capital deficit at June 30, 1997 includes $15.3 million of current maturities of long-term debt associated with the purchase of revenue equipment. Historically, the Company has operated effectively with current liabilities in excess of current assets through a combination of operating profits, collections on accounts receivable, and other cash management strategies. Management expects to continue to do so while meeting its obligations. The increase in trade receivables reflects business growth as well as a general trend toward slower customer payments. Accrued liabilities include normal provisions for accident and workers' compensation claims associated with the Company's self-insured retention insurance program, less claim payments actually made. The Company believes that reserves are adequate for expected future claim payments.

                  Investing activities in the first half of 1997 consumed net cash of $16.3 million, primarily for the purchase of new revenue equipment including 77 tractors and 370 trailers, less proceeds from the disposition of used equipment, including 66 tractors and 72 trailers. These expenditures were financed through a combination of cash generated by operations, long-term debt financing and proceeds from equipment dispositions. As of June 30, 1997 the Company had commitments for the purchase of approximately $19.6 million of revenue equipment, net of proceeds from the planned future disposition of used equipment, $1.3 million for the purchase of a facility in Columbus, Ohio, and $1.1 million for the construction of a replacement facility in Kansas City, Missouri. The Company has arranged to finance the revenue equipment purchases; the remaining commitments are expected to be financed by cash flows from operating activities.

                  Net cash provided by financing activities was $2.0 million in the first half of 1997. Payments under the Company's term loan agreements were $6.5 million. The primary source of financing was the issuance of $7.4 million of long-term debt associated with the purchase of revenue equipment.

                  The Company maintains a $15 million credit facility with a bank, consisting of a $10 million line of credit, secured primarily by its accounts receivable, and an additional $5 million line of credit secured by revenue equipment not otherwise pledged. The credit facility, which expires in May, 1999, is used to meet short-term operating cash requirements as well as letter of credit requirements associated with the Company's self-insured retention arrangements. As of June 30, 1997, there was $1.4 million outstanding debt under this line of credit and there was $2.8 million of outstanding letters of credit which reduced the amount available under the line of credit.

                  The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, long-term debt financing and operating leases, equipment dispositions, and the line of credit.


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

         On May 13, 1997 the Company held its Annual Meeting of Shareholders. At the meeting, the following actions were taken:

         (a)      The following persons were elected to the Company's Board of
                  Directors:

                                                Votes For        Votes Withheld
                                                ---------        --------------
                  James B. Aronson              5,148,766            4,116
                  Dennis M. Mathisen            5,140,961           11,921
                  Anton J. Christianson         5,148,861            4,021
                  Michael J. Paxton             5,148,861            4,021
                  Kenneth J. Roering            5,148,861            4,021

         (b) The Company's shareholders approved the amendments to the Company's 1986 Stock Option Plan and the 1995 Stock Plan by a vote of 4,984,602 shares voting in favor, 161,025 voting against, and 7,255 shares abstaining or subject to broker non-votes.

         (c) The Company's shareholders approved the selection of KPMG Peat Marwick LLP as independent public accountants by a vote of 5,132,757 shares voting in favor, 11,681 shares against and 8,444 shares abstaining.

Item 5.  Other Information:

         On May 19, 1997 the Company named Chief Executive Officer James B. Aronson as Chairman of the Board, and elected Robert J. Meyers as President and Chief Operating Officer, succeeding Mr. Aronson. On July 24, 1997, Mr. Meyers was also appointed to the Board of Directors, to serve until the next Annual Meeting of Shareholders.

         On May 20, 1997 the Company announced the formation of a wholly-owned subsidiary, Transport International Express, Inc.. The subsidiary will offer airport-to-airport, expedited less-than-truckload service. Operations will commence in the third quarter of 1997.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits:

         Exhibit
         Number       Description                                           Page
         ------       -----------                                           ----

         11       Statement re: Computation of Net Earnings per Weighted
                      Common and Common Equivalent Share.................... 12

         27       Financial Data Schedule................................... 13

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended June 30, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRANSPORT CORPORATION OF AMERICA, INC.



Date:   August 13, 1997                  /s/ James B. Aronson
      --------------------             ---------------------------------------
                                       James B. Aronson
                                       Chief Executive Officer



                                        /s/ Robert J. Meyers
                                        --------------------------------------
                                        Robert J. Meyers
                                        President, Chief Operating Officer, and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)