Form 10-Q
period 1997-09-30
TRANSPORT CORPORATION OF AMERICA INC
filed 1997-11-13
CIK 809246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES __X__ NO ____

As of November 11, 1997, the Company had outstanding 6,590,634 shares of Common Stock, $.01 par value.

                    ----------------------------------------

                      This Form 10-Q consists of 13 pages.

                     TRANSPORT CORPORATION OF AMERICA, INC.
                          Quarterly Report on Form 10-Q

                                Table of Contents


PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements and Notes

          Consolidated Balance Sheets as of
            September 30, 1997 and December 31, 1996.................... Page 3

          Consolidated Statements of Earnings for the
            three and nine months ended September 30, 1997 and 1996..... Page 4

          Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1997 and 1996............... Page 5

          Notes to Consolidated Financial Statements.................... Page 6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................... Page 7

PART II OTHER INFORMATION

Item 5.   Other Information............................................. Page 10

Item 6.   Exhibits and Reports on Form 8-K.............................. Page 11

          Exhibit 11  Statement re: Computation of Net Earnings per
                      Weighted Common and Common Equivalent Share ...... Page 12

          Exhibit 27  Financial Data Schedule........................... Page 13

                     TRANSPORT CORPORATION OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                         1997                  1996
                                                                   ---------------       ---------------
                                                                     (unaudited)                 *
ASSETS:
Current assets:
    Cash and cash equivalents                                      $        38,686       $     6,340,991
    Trade receivables, net of allowance for doubtful accounts           17,518,777            12,617,377
    Other receivables                                                    3,858,935               656,753
    Operating supplies                                                     800,792               810,180
    Deferred income taxes                                                2,572,000             2,113,000
    Prepaid expenses and tires                                           2,536,701             2,102,271
                                                                   ---------------       ---------------

        Total current assets                                            27,325,891            24,640,572

Revenue equipment, at cost                                             117,281,102            94,691,320
    Less: accumulated depreciation                                     (30,364,526)          (25,121,215)
                                                                   ---------------       ---------------
        Net revenue equipment                                           86,916,576            69,570,105

Property, other equipment, and improvements:
    Land, buildings, and improvements                                   16,883,407            11,042,479
    Furniture and other equipment                                        6,556,842             5,183,786
    Less: accumulated depreciation                                      (5,937,598)           (4,879,203)
                                                                   ---------------       ---------------
        Net property, other equipment, and improvements                 17,502,651            11,347,062

Other assets, net                                                        2,383,102             3,113,171
                                                                   ---------------       ---------------

    TOTAL ASSETS                                                   $   134,128,220       $   108,670,910
                                                                   ===============       ===============

LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
    Note payable to bank                                           $       560,000       $             0
    Current maturities of long-term debt                                16,205,414            15,258,593
    Accounts payable                                                     3,098,870             2,607,861
    Checks issued in excess of cash balances                             1,236,498               350,950
    Due to independent contractors                                       1,967,203             1,385,364
    Accrued expenses                                                    13,053,392            10,837,326
                                                                   ---------------       ---------------

        Total current liabilities                                       36,121,377            30,440,094

Long term debt, less current maturities                                 33,775,389            21,837,713

Deferred income taxes                                                   16,328,000            13,310,000

Stockholders' equity:

    Common stock                                                            65,871                64,960
    Additional paid-in capital                                          23,219,491            23,851,516
    Retained earnings                                                   24,618,092            19,166,627
                                                                   ---------------       ---------------

        Total stockholders' equity                                      47,903,454            43,083,103
                                                                   ---------------       ---------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   134,128,220       $   108,670,910
                                                                   ===============       ===============

* Based upon audited financial statements

                     TRANSPORT CORPORATION OF AMERICA, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            SEPTEMBER 30,                           SEPTEMBER 30,
                                                ----------------------------------      ----------------------------------
                                                      1997               1996                1997                1996
                                                --------------      --------------      --------------      --------------
                                                    AMOUNT              AMOUNT              AMOUNT              AMOUNT
                                                --------------      --------------      --------------      --------------
                                                            (unaudited)                             (unaudited)
OPERATING REVENUES                              $   47,099,930      $   42,463,861      $  136,943,734      $  122,483,298

OPERATING EXPENSES:
  Salaries, wages, and benefits                     13,489,148          11,385,083          38,676,810          33,865,713
  Fuel, maintenance, and other expense               6,047,361           5,389,061          18,258,783          17,015,046
  Purchased transportation                          13,717,691          12,430,839          40,933,947          34,612,529
  Revenue equipment leases                           1,231,371           1,652,643           3,777,456           5,202,958
  Depreciation and amortization                      3,880,422           3,562,571          11,434,644          10,300,688
  Insurance, claims, and damage                      1,489,227           1,313,134           4,631,045           4,077,545
  Taxes and licenses                                   778,048             600,623           2,433,012           2,176,753
  Communication                                        553,950             502,551           1,619,492           1,464,592
  Other general and administrative expenses          1,362,825           1,384,467           4,501,107           3,960,953
  Loss on disposition of equipment                    (240,261)            (89,588)           (598,974)           (101,456)
                                                --------------      --------------      --------------      --------------
     TOTAL OPERATING EXPENSES                       42,309,782          38,131,384         125,667,322         112,575,321
                                                --------------      --------------      --------------      --------------
     OPERATING INCOME                                4,790,148           4,332,477          11,276,412           9,907,977

Interest expense                                       807,845             713,694           2,227,445           2,084,498
Interest income                                           (195)            (35,288)            (58,498)            (41,510)
                                                --------------      --------------      --------------      --------------
     INTEREST EXPENSE, NET                             807,650             678,406           2,168,947           2,042,988

     EARNINGS BEFORE INCOME TAXES                    3,982,498           3,654,071           9,107,465           7,864,989

Provision for income taxes                           1,593,000           1,535,000           3,656,000           3,304,000
                                                --------------      --------------      --------------      --------------

     NET EARNINGS                               $    2,389,498      $    2,119,071      $    5,451,465      $    4,560,989
                                                ==============      ==============      ==============      ==============

Net earnings per weighted common and
   common equivalent share                      $         0.36      $         0.32      $         0.81      $         0.68
                                                ==============      ==============      ==============      ==============

Weighted average number of common and
   common equivalent shares outstanding              6,728,489           6,704,568           6,730,917           6,712,739
                                                ==============      ==============      ==============      ==============


                     TRANSPORT CORPORATION OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     1997               1996
                                                                -------------      -------------
                                                                           (unaudited)
OPERATING ACTIVITIES:
     Net earnings                                               $   5,451,465      $   4,560,989
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization                             11,434,644         10,300,688
         Gain on disposition of equipment                            (598,974)          (101,456)
         Deferred income taxes                                      2,559,000          2,320,000
         Changes in operating assets and liabilities:
             Trade receivables                                     (4,901,400)          (504,247)
             Other receivables                                     (3,202,182)         1,930,328
             Operating supplies                                         9,388            135,745
             Prepaid expenses and tires                              (434,430)          (475,682)
             Accounts payable                                         491,009           (598,488)
             Due to independent contractors                           581,839          1,208,377
             Accrued expenses                                       2,216,066            (37,467)
                                                                -------------      -------------
                 Net cash provided by operating activities         13,606,425         18,738,787
                                                                -------------      -------------

INVESTING ACTIVITIES:
     Payments for purchases of revenue equipment                  (32,031,120)       (19,514,858)
     Payments for purchases of property, other equipment,
       and leasehold improvements                                  (7,262,077)        (2,897,984)
     Increase in other assets                                          (2,980)            55,958
     Proceeds from disposition of equipment                         5,688,515          3,392,386
                                                                -------------      -------------
                 Net cash used in investing activities            (33,607,662)       (18,964,498)
                                                                -------------      -------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                           326,074            481,801
     Payments for repurchase and retirement of common stock          (957,187)                 0
     Proceeds from issuance of long-term debt                      25,308,243         15,591,819
     Principal payments on long-term debt                         (12,423,746)        (8,889,735)
     Proceeds from issuance of notes payable to bank               26,960,000         21,888,000
     Principal payments on notes payable to bank                  (26,400,000)       (24,118,000)
     Net checks issued in excess of cash balances                     885,548           (980,467)
                                                                -------------      -------------
                 Net cash provided by financing activities         13,698,932          3,973,418
                                                                -------------      -------------

                 INCREASE (DECREASE) IN CASH                       (6,302,305)         3,747,707

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      6,340,991            165,173
                                                                -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $      38,686      $   3,912,880
                                                                =============      =============

Supplemental disclosure of cashflow information:
     Cash paid during the period for:
         Interest, net                                          $   2,171,430      $   2,072,040
         Income taxes, net                                          1,296,229            599,115


                     TRANSPORT CORPORATION OF AMERICA, INC.
                   Notes to Consolidated Financial Statements

1.       Interim Consolidated Financial Statements (unaudited)

                  The unaudited interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the interim periods. They have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and, accordingly, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  These statements should be read in conjunction with the financial statements and footnotes included in the Company's most recent annual financial statements on Form 10-K for the year ended December 31, 1996. The policies described in that report are used in preparing quarterly reports.

                  The Company's business is seasonal. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.       Commitments

                  As of September 30, 1997 the Company had commitments for the purchase of approximately $18.5 million of revenue equipment, net of proceeds from the planned future disposition of used equipment. The Company has arranged to finance these revenue equipment purchases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Three Months Ended September 30, 1997 and 1996

                  Consolidated operating revenues, increased 10.9% to $47.1 million for the quarter ended September 30, 1997 from $42.5. million for the quarter ended September 30, 1996. Transport International Express, Inc. (T.I.E.), the Company's airport-to-airport expedited less-than-truckload service which started operations in the third quarter 1997, generated revenues of $817,000. Greater freight volumes from existing truckline customers, continued as the primary source of revenue growth. Revenues per mile, at $1.29 per mile, were unchanged from the same period a year ago. As measured by average revenue per tractor per week, equipment utilization, improved 2.0% to $2,882 during the third quarter of 1997, from $2,826 in the third quarter of 1996.

                  Pre-tax margin (earnings before income taxes as a percentage of operating revenues) was 8.5% in the third quarter of 1997, compared to 8.6% for the same period of 1996. Efficiency, as measured by average annualized revenues per non-driver employee, improved slightly to $545,100 for the third quarter of 1997, compared to $540,700 for the same period of 1996. Salaries, wages, and benefits as a percentage of operating revenues increased to 28.6% in the third quarter of 1997, compared to 26.8% for the same period of 1996, due primarily to an increase in the driver pay scale during 1997 and incremental T.I.E. expense. At September 30, 1997 there were 442 independent contractors, compared to 438 a year prior. Miles driven by independent contractors as a percentage of total miles driven declined in the third quarter of 1997 when compared to the third quarter of 1996. As a result, purchased transportation declined slightly as a percentage of operating revenues to 29.1% in the third quarter of 1997 from 29.3% for the same period of 1996. Fuel, maintenance, and other expenses was 12.8% of operating revenues in the third quarter of 1997, compared to 12.7% in the third quarter of 1996, reflecting the higher proportion of miles driven by company drivers, offset by lower fuel prices in 1997. Revenue equipment leases decreased as a percentage of operating revenues to 2.6% in the third quarter of 1997 from 3.9% for the same period of 1996, as a result of the expanded use of debt financed equipment in place of leased equipment. Depreciation and amortization for the third quarter of 1997 was 8.2% of operating revenues, compared to 8.4% for the same period of 1996. Insurance, claims, and damage for the third quarter of 1997 was 3.2% of operating revenues, compared to 3.1% for the same period of 1996.

                  In the third quarter of 1997, gain on the disposition of equipment was $240,000, compared to a gain of $90,000 in the same period of 1996, due to the larger number of dispositions in 1997, when compared to 1996.

                  The effective tax rate for the third quarter of 1997 was 40.0%, compared to the 42.0% effective tax rate for the third quarter of 1996. The lower effective rate in 1997 was primarily due to a continued decline in Company per diem payments, which are not fully deductible for income tax purposes, when compared to the third quarter of 1996. The Company pays certain of its drivers a per diem allowance while on the road to cover meals and other expenses.

                  As a consequence of the items discussed above, net earnings increased to $2.4 million, or 5.1% of operating revenues for the quarter ended September 30, 1997 from $2.1 million, or 5.0% of operating revenues for the quarter ended September 30, 1996.

         Nine Months Ended September 30, 1997 and 1996

                  Consolidated operating revenues increased 11.8% to $136.9 million for the nine months ended September 30, 1997 from $122.5 million for the first nine months of 1996. Increases in freight volumes from existing customers continued as the primary source of revenue growth. Revenues per mile improved to $1.30 per mile in the first nine months of 1997 from $1.28 per mile for the same period of 1996 as a result of moderate rate increases in 1997 and fewer empty miles as a percentage of total miles in 1997, compared to 1996. Equipment utilization, as measured by average revenues per tractor per week, improved 6.0% to $2,873 during the first nine months of 1997 from $2,711 for the same period of 1996.

                  Pre-tax margin (earnings before income taxes as a percentage of operating revenues) rose to 6.6% in the first nine months of 1997 from 6.4% for the same period of 1996. Efficiency, as measured by average annualized revenues per non-driver employee, increased 3.5% to $541,800 for the first nine months of 1997 from $523,400 for the same period of 1996. Salaries, wages, and benefits as a percentage of operating revenues increased to 28.2% in the first nine months of 1997, compared to 27.7% for the same period of 1996, due primarily to an increase in the driver pay scale during 1997. Independent contractor miles increased 13.8% in the first nine months of 1997, compared to the same period of 1996, as a result of the increase in the average number of contractors during the first nine months of 1997, compared to the same period of 1996. Correspondingly, purchased transportation increased as a percentage of operating revenues to 29.9% in the first nine months of 1997 from 28.3% for the same period of 1996. Fuel, maintenance, and other expenses decreased as a percentage of operating revenues to 13.3% in the first nine months of 1997 from 13.9% for the same period of 1996, reflecting the increase of independent contractor miles as a percent of total miles and somewhat lower fuel prices in 1997, compared to 1996. Revenue equipment leases decreased as a percentage of operating revenues to 2.8% in the first nine months of 1997 from 4.2% for the same period of 1996, primarily as a result of an increase in independent contractors and the expanded use of debt financed equipment.

                  In the first nine months of 1997, gain on the disposition of equipment was $599,000, compared to a gain of $101,000 in the first nine months of 1996, due to the larger number of equipment dispositions in 1997, when compared to 1996.

                  The effective tax rate for the first nine months of 1997 was 40.1%, compared to the 42.0% effective tax rate for the first nine months of 1996. The lower effective rate in 1997 is due to a decline in Company per diem payments, which are not fully deductible for income tax purposes, when compared to the first nine months of 1996. The Company pays certain of its drivers a per diem allowance while on the road to cover meals and other expenses.

                  As a consequence of the items discussed above, net earnings increased to $5.5 million, or 4.0% of operating revenues, for the nine months ended September 30, 1997 from $4.6 million, or 3.7% of operating revenues, for the nine months ended September 30, 1996.

         LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities was $13.6 million in the first nine months of 1997. The working capital deficit as of September 30, 1997 was $8.8 million, compared to the $5.8 million deficit which existed as of December 31, 1996. Other receivables at September 30, 1997 include $3.2 million for the sale of certain revenue equipment which was completed in September, 1997. The working capital deficit at September 30, 1997 includes $15.3 million of current maturities of long-term debt associated with the purchase of revenue equipment which is typically satisfied by the sale proceeds of such equipment. Historically, the Company has operated effectively with current liabilities in excess of current assets through a combination of operating profits, collections on accounts receivable, and other cash management strategies. Management expects to continue to do so while meeting its obligations. The increase in trade receivables reflects business growth as well as a trend toward slower customer payments. Accrued liabilities include normal provisions for accident and workers' compensation claims associated with the Company's self-insured retention insurance program, less claim payments actually made. The Company believes that reserves are adequate for expected future claim payments.

                  Investing activities in the first nine months of 1997 consumed net cash of $33.6 million, primarily for the purchase of new revenue equipment including 215 tractors and 242 trailers, less proceeds from the disposition of used equipment, including 57 tractors and 175 trailers, plus the purchase, upgrade, and completion of facilities located in Dallas, Texas; Columbus, Ohio; and Kansas City, Missouri. These expenditures were financed through a combination of cash generated by operations, long-term debt financing and proceeds from equipment dispositions.

         As of September 30, 1997 the Company had commitments for the purchase of approximately $18.5 million of revenue equipment, net of proceeds from the planned future disposition of used equipment. The Company has arranged to finance these revenue equipment purchases.

                  Net cash provided by financing activities was $13.7 million in the first nine months of 1997. Payments under the Company's term loan agreements were $12.4 million. The primary source of financing was the issuance of $25.3 million of long-term debt associated with the purchase of revenue equipment.

                  The Company maintains a $15 million credit facility with a bank, consisting of a $10 million line of credit, secured primarily by its accounts receivable, and an additional $5 million line of credit secured by revenue equipment not otherwise pledged. The credit facility is used to meet short-term operating cash requirements as well as letter of credit requirements associated with the Company's self-insured retention arrangements. As of September 30, 1997, there was $0.6 million outstanding debt under this line of credit and there was $2.8 million of outstanding letters of credit which reduced the amount available under the line of credit.

                  The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, long-term debt financing and operating leases, equipment dispositions, and the line of credit.

Item 5.  Other Information:

         Operations of Transport International Express, Inc., a wholly-owned subsidiary, commenced in the third quarter of 1997. The subsidiary offers airport-to-airport, expedited less-than-truckload service. The foregoing Management's Discussion and Analysis for the third quarter of 1997 reflects certain financial information about the operation of this subsidiary.

         During the third quarter of 1997, James B. Aronson, the Company's Chairman and Chief Executive Officer, was diagnosed with recurrent rectal cancer. Mr. Aronson's condition has been diagnosed as treatable and he is presently undergoing therapy. While there are currently no medical limitations on his activities, there can be no assurance that his cancer can be successfully treated or that the cancer or the treatment regimen will not in the future limit his activities. The Board of Directors is confident that Robert J. Meyers, President and Chief Operating Officer, and other members of the management team are fully capable of successfully managing the Company's growth strategy.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits:

         Exhibit
         Number      Description                                            Page
         ------      -----------                                            ----

         11       Statement re: Computation of Net Earnings per Weighted
                                Common and Common Equivalent Share........... 12

         27       Financial Data Schedule.................................... 13

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended September 30, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TRANSPORT CORPORATION OF AMERICA, INC.

Date:   November 11, 1997             /s/ James B. Aronson
     --------------------        -----------------------------------------------
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