Form 10-K
period 1997-12-31
TRANSPORT CORPORATION OF AMERICA INC
filed 1998-03-31
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
           (MARK ONE)
               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of shares held by non-affiliates of the Registrant as of March 24, 1998 (based on the closing sale price of the Common Stock on that date) was $88,500,313.

As of March 24, 1998, the Company had outstanding 6,679,504 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference: Part III, Items 10, 11, and 12 incorporate by reference portions of Transport Corporation of America, Inc.'s Proxy Statement for the 1998 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.     BUSINESS

OVERVIEW

            Transport Corporation of America, Inc. (the "Company" or "Transport America") and its wholly owned subsidiary, Transport International Express, Inc. ("T.I.E."), provides a wide range of truckload carriage and logistics services in various lengths of haul in the United States and parts of Canada. The Company has designed its business to provide high quality, customized logistics services that allow it to be a preferred partner or core carrier to major shippers. The Company serves as an integral part of the distribution system of many of its major customers, including 3M Company, Federal Express, Ford Motor Company, General Mills, Hon Company, and Sears, Roebuck & Co. The Company's customers require time-definite pick-up and delivery to support just-in-time inventory management; specialized equipment, such as temperature controlled trailers, special trailer design to support decking, multi-stop loading and unloading and electronic data interchange services to automate the exchange of order and load data. To support these complex customer requirements and deliver logistics services cost effectively, Transport America has developed a sophisticated information management system which it believes makes it a technological leader in the industry.

            The Company's operating strategy is to provide high quality, customized logistics services that allow it to be a preferred partner or core carrier to major shippers. The Company carries out this strategy by assigning to each customer an experienced marketing representative to tailor its logistics services; providing a wide range of transportation services, including line-haul, multi-stop capability, regional and local operations, van trailers with and without refrigeration or temperature control, time-definite pick-up and delivery, satellite monitored transit; and information technology services. As part of its mission to serve the logistics needs of its mostly Fortune 500 customers, and in an effort to address the needs of its drivers, Transport America has implemented a regional operations strategy. With an advanced information system, modern fleet of equipment, experienced management team and a strong customer base, Transport America believes it is well-positioned to achieve sustained profitability and growth in the future.

         T.I.E. provides airport-to-airport less-than-truckload services in 30 cities throughout the United States. T.I.E., which commenced operations in the third quarter of 1997, provides express services to air freight forwarders and airlines.

CUSTOMER FOCUS AND SERVICES

            The Company has designed its business to be a core carrier or preferred partner to major shippers by providing high quality, tailored logistics service. The Company serves as an integral part of the distribution system of many of its major customers, including Ford Motor Company, General Mills, DuPont, The Hon Company, and Sears, Roebuck & Co. Some of the Company's other major customers are Federal Express, 3M Company, PPG Industries, Clorox Company, and S.C. Johnson & Sons. The principal categories of freight hauled by the Company are department store merchandise, grocery, industrial, consumer, paper products, as well as a wide variety of other goods associated with T.I.E.'s services to freight expediters.

            The Company's largest 25, 10 and 5 customers accounted for approximately 80%, 62% and 43%, respectively, of 1997 operating revenues. During 1997, Sears, Roebuck & Co. accounted for approximately 14% of the Company's operating revenues.

            MARKETING. The Company's marketing personnel seek to strengthen Transport America's position with existing customers and establish it with prospective customers by taking advantage of the trend among shippers toward private fleet conversions, outsourcing of transportation requirements, and utilization of core carriers. At December 31, 1997, the Company employed a marketing force of eleven persons located throughout its primary business areas. Senior management is also actively involved in marketing, logistics planning, and customer relations, especially with large national customers.

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

            TIME-DEFINITE SERVICE. In each of its markets, the Company seeks to provide 100% on-time pickup and delivery, expedited time-in-transit, logistical planning to coordinate and deliver freight within time-definite parameters, and advanced information capabilities that provide value to customers. Time-definite transportation requires pick-ups and deliveries to be performed within narrowly defined time frames. Time-definite services are particularly important to the Company's customers who operate just-in-time manufacturing, distribution, and retail inventory systems.

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

             INDEPENDENT CONTRACTORS. The Company believes that a fleet of both employee drivers and independent contractors is essential if the Company is to continue its growth. In 1992, the Company decided to aggressively expand its independent contractor fleet, which has increased from 14% of its total fleet at December 31, 1991 to 33% at December 31, 1997. The decision to focus fleet expansion on independent contractors was based on such factors as reduced capital requirements, since independent contractors provide their own tractors; the lower turnover rate that the Company has experienced with independent contractors; and the strong emphasis on safety by independent contractors. As a result of greater industry competition for independent contractors during 1997, growth of the Company's independent contractor fleet slowed. Competition for independent contractors is expected to continue for the foreseeable future.

            The Company enters into operating agreements with its independent contractors, pursuant to which its independent contractors agree to furnish a tractor and driver to transport, load and unload goods on behalf of the Company. These agreements typically have terms for less than one year and provide for the payment to independent contractors of fixed compensation for total loaded and empty miles. Independent contractors must pay all of their operating expenses and must meet DOT regulatory requirements, as well as safety and other standards established by the Company. The Company has implemented a bonus program to encourage safe driving and good customer service habits.

            DRIVER WORK ENVIRONMENT. The Company believes that the type of freight it typically handles is a significant factor in retention of employee drivers and independent contractors. Consequently, the Company focuses much of its marketing efforts on customers with freight that is "driver-friendly" in that it requires minimal loading or unloading by drivers and customer employees.

            The Company utilizes late-model, reliable equipment including standard features such as double sleeper bunks, extra large cabins, air-ride suspensions, and anti-lock brakes. The Company also provides satellite communications technology which enables drivers to receive load-related information, directions, pay information, and family emergency information. The Company's service centers are strategically located to provide services for the driver, such as showers, laundry facilities, break-rooms, fuel, tractor and trailer maintenance, and in-person assistance from service center personnel.

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

            During 1997 the Company revised its training program to provide enhanced training opportunities to student drivers who had limited over-the-road driving experience, but who possessed a commercial driver's license. This finishing school provides hands-on experience and classroom training opportunities intended to establish a sound basis for a successful driving career as well as familiarity with Company equipment and practices.

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

            As of December 31, 1997, the Company employed 856 employee drivers, 72 mechanics, 323 persons in operations, marketing and administration, and had agreements with 448 independent contractors. The Company's employees are not represented by any collective bargaining units, and the Company considers relations with its employees and independent contractors to be good.

TECHNOLOGY

            The Company has developed a fully integrated, client/server computer information system. This system, which the Company anticipates will be fully Year 2000 compliant by the end of 1998, integrates operations with the principal back-office functions of safety, maintenance, driver and independent contractor settlement, fuel, billing, and accounting. The system also includes satellite-based communications with the fleet. This system provides information directly to and from the Company, its customers, and drivers to assist in managing a complex information environment. The Company believes that utilizing advanced technology is the best way to manage a complex, customer-driven logistics process in a cost effective manner.

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

            ELECTRONIC DATA INTERCHANGE ("EDI"). The Company's system enables full electronic data interchange of load tendering, shipment status, freight billing, and payment. This system provides significant operating advantages to the Company and its customers, including real-time information flow, reduction or elimination of paperwork, error-free transcription, and reductions in clerical personnel. EDI allows the Company to exchange data with its customers in a variety of formats, depending on the individual customer's capabilities, which significantly enhances quality control, customer service, and efficiency. A majority of the Company's revenues are currently processed through EDI. The Company is currently working with its trading partners to make its EDI transactions Year 2000 compliant.

REVENUE EQUIPMENT

            The Company operates a modern fleet of tractors and trailers. Tractors are typically replaced every 36 to 54 months, based on factors such as age and condition, current interest rates, the market for used equipment, and improvements in technology and fuel efficiency. The average age of the Company-operated tractors at December 31, 1997 was approximately 24 months.

            The Company has available a variety of trailers to meet customer requirements. At December 31, 1997, these included 3,448 dry vans, most of which are logistic capable, many of which are equipped with heaters, and 275 refrigerated vans. The trailer-to-tractor ratio of 2.8 allows the Company to provide its high-volume customers with extra trailers to accommodate loading and unloading at their convenience. Depending on market conditions, the Company generally replaces trailers after four to six years of service. The average age of trailers at December 31, 1997 was approximately 25 months.

            The following table shows the model years of the Company's tractors and trailers as of December 31, 1997.

    MODEL YEAR                             TRACTORS         TRAILERS
                                          ----------      -----------
    1998................................        255              680
    1997................................        163              570
    1996................................        138            1,000
    1995................................        223              774
    1994................................        104              698
    1993 and prior......................          8                1
                                          ----------      -----------
    Total Company.......................        891            3,723
    Total independent contractor........        448               --
                                          ----------      -----------
          Total available...............      1,339            3,723
                                          ==========      ===========


COMPETITION

            The truckload transportation business is extremely competitive and fragmented. The Company competes primarily with other truckload carriers, particularly those in the high service end of the truckload market. The Company also competes with alternative forms of transportation, such as rail, intermodal, and air freight, particularly in the longer haul segments of its business. Competition in the truckload industry has created pressure on the industry's pricing structure. Generally, competition for the freight transported by the Company is based more on service, equipment availability, trailer type, and efficiency than freight rates. There are a number of competitors that have substantially greater financial resources, operate more equipment, and transport more freight than the Company. T.I.E. generally competes with local and regional privately held express services companies, also a highly fragmented segment of the transportation industry.

RECENT DEVELOPMENTS

            In February 1998, the Company entered into a non-binding letter of intent to acquire North Star Transport Inc., a private truckload carrier based in Eagan, Minnesota. Pending results of financial review, the Company will pay the purchase price with a combination of cash and stock expected to range from $30 million to $40 million. The Company and North Star are currently negotiating the terms and conditions of the proposed transaction and no purchase agreement has been signed.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's executive officers are:


Name                 Age                   Position
----                 ---                   --------

James B. Aronson     59    Chairman of the Board of Directors and Chief
                           Executive Officer
Robert J. Meyers     44    President, Chief Operating Officer, Chief Financial
                           Officer, Chief Information Officer, and Director.

            Executive officers of the Company are appointed by the Board of Directors and serve at the Board's discretion. There are no family relationships among the executive officers.

              JAMES B. ARONSON has been Chairman of the Board since May 1997, Chief Executive Officer and a Director of the Company since August 1984, and served as President from August 1984 to June 1994 and from June 1996 to May 1997. Prior to joining the Company, he served in several management positions with Overland Express, Inc. from June 1969 to May 1984, most recently as President and Chief Operating Officer.

          ROBERT J. MEYERS has been a Director of the Company since July 1997, President and Chief Operating Officer since May 1997, Chief Financial Officer since January 1993 and Chief Information Officer since January 1992. Prior to joining the Company, Mr. Meyers was founder and President of MicroMation, Inc., a Minneapolis/Saint Paul software development firm from February 1982 to January 1992. During this same period, he founded and served as a certified public accountant with Meyers and Meyers, LTD. Prior to that time, he served in several senior accounting, finance and information systems positions with Haskins and Sells, Dayton-Hudson Corporation and Tennant Company.

ITEM 2.           PROPERTIES

            The following chart provides information concerning the Company's service centers and other facilities:

                                                    OWNED OR                                      SQUARE
    SERVICE CENTERS AND OTHER FACILITIES             LEASED                 ACREAGE               FOOTAGE
    ---------------------------------------      ----------------       ----------------       -------------
      Clarksville, Indiana                             Owned                   14.7               18,126
      Eagan, Minnesota                                 Owned                   17.4               46,500
      Hudson, Wisconsin                                Owned                    6.8                4,896
      Janesville, Wisconsin                            Owned                   13.6               36,700
      North Jackson, Ohio                              Owned                    8.1               11,230
      North Liberty, Iowa                              Owned                   13.0               15,150
      Kansas City, Missouri                            Owned                   10.0               14,862
      Columbus, Ohio                                   Owned                   17.0               43,000
      Garland, Texas                                   Owned                    9.2               32,000
      Bishopville, South Carolina                     Leased                    3.5                1,500
      Atlanta, Georgia                                Leased                      *                    *
      Eagan, Minnesota                                Leased                     **               11,358


-----

*           This facility is shared with another company.
**          Office facility.

                  The Company's current rental payments for its leased facilities range from $900 to $9,700 per month. The terms of the Company's leases for the Bishopville and Atlanta locations are month-to-month and do not include automatic renewal options. However, the Company does not anticipate any difficulties renewing or continuing these leases.

ITEM 3. LEGAL PROCEEDINGS

            The Company is routinely a party to litigation incidental to its business, primarily involving claims for workers' compensation or for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance which covers liability amounts in excess of retained liabilities from personal injury and property damage claims. The Company currently carries a total of $30 million liability insurance coverage.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

            PRICE RANGE OF COMMON STOCK. The Company's Common Stock is traded in the Nasdaq National Market under the symbol TCAM. The following table sets forth the high and low closing prices for the Company's common stock, as reported by Nasdaq, for the periods indicated:

         Period                      High                    Low
         ------                      ----                    ---
         1997:
         1st Quarter               $ 13 1/2                $ 10 1/4
         2nd Quarter                 14                      13
         3rd Quarter                 15 1/2                  13 1/8
         4th Quarter                 17 1/4                  15 7/16

         1996:
         1st Quarter                 14 1/8                   8 7/8
         2nd Quarter                 13 1/4                  12
         3rd Quarter                 12 5/8                  10 3/4
         4th Quarter                 12 1/2                   9 1/8

         SHAREHOLDERS. As of March 24, 1998, the Company had 115 shareholders of record, including Depository Trust Company which held of record 4,970,586 shares.

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

ITEM 6.           SELECTED FINANCIAL DATA
(In thousands, except per share and operating data)

                                                                   YEAR ENDED DECEMBER 31
                                             --------------------------------------------------------------------
                                               1997          1996            1995          1994            1993
                                             ---------     ---------      ---------      ---------      ---------
INCOME STATEMENT DATA:
   Operating revenues ...................    $ 186,392     $ 164,666      $ 144,254      $ 127,425      $ 104,497
   Operating expenses:
      Salaries, wages and benefits ......       53,166        45,515         41,479         37,107         33,401
      Fuel, maintenance and other expense       25,028        23,877         21,191         20,917         20,403
      Purchased transportation ..........       55,614        46,761         37,258         29,754         18,680
      Revenue equipment leases ..........        4,893         6,490          7,090          8,423          9,050
      Depreciation and amortization .....       15,494        13,966         10,273          6,535          5,118
      Insurance, claims and damage ......        5,620         4,686          5,727          5,526          5,006
      Taxes and licenses ................        3,248         2,952          2,873          3,064          2,681
      Communications ....................        2,072         1,974          1,978          1,881          1,594
      Other general and administrative
         expense ........................        6,410         5,324          5,389          5,096          4,243
      Gain on sale of equipment .........       (1,336)         (275)        (1,755)          (642)        (1,233)
                                             ---------     ---------      ---------      ---------      ---------
     Total operating expenses ...........      170,209       151,270        131,503        117,661         98,943

   Operating income .....................       16,183        13,396         12,751          9,764          5,554
   Interest expense, net ................        3,242         2,734          2,038          2,031          1,530
                                             ---------     ---------      ---------      ---------      ---------

   Earnings before income taxes .........       12,941        10,662         10,713          7,733          4,024
   Provision for income taxes ...........        5,189         4,368          4,607          3,524          1,678
                                             ---------     ---------      ---------      ---------      ---------

   Net earnings .........................    $   7,752     $   6,294      $   6,106      $   4,209      $   2,346
                                             =========     =========      =========      =========      =========
   Net earnings per common share:
      Basic .............................    $    1.18     $     .98      $     .96      $     .86      $     .51
                                             =========     =========      =========      =========      =========
      Diluted ...........................    $    1.15     $     .94      $     .91      $     .78      $     .47
                                             =========     =========      =========      =========      =========


    Average common shares outstanding ...        6,568         6,442          6,361          4,883          4,625
                                             =========     =========      =========      =========      =========
    Average common and common equivalent
     shares outstanding .................        6,734         6,718          6,709          5,382          5,028
                                             =========     =========      =========      =========      =========

OPERATING DATA:
   Pre-tax  margin (1) ..................          6.9%          6.5%           7.4            6.1%           3.9%
   Tractors (at end of period):
      Company ...........................          891           775            779            677            666
      Independent contractor ............          448           445            401            303            216
                                             ---------     ---------      ---------      ---------      ---------
           Total ........................        1,339         1,220          1,180            980            882
   Trailers (at end of period) ..........        3,723         3,236          2,913          2,378          2,074
   Average revenues per tractor
      per week ..........................    $   2,912     $   2,736      $   2,739      $   2,718      $   2,568
   Average revenues per mile (2) ........    $   1.291     $   1.283      $   1.275      $   1.284      $   1.239
   Average empty mile percentage ........         11.0%         11.2%          11.4%           9.9%          11.2%
   Average length of haul, miles ........          629           644            674            661            667
   Average annual revenues
      per non-driver employee ...........    $ 544,300     $ 526,700      $ 477,300      $ 456,100      $ 403,000
BALANCE SHEET DATA (AT
  END OF PERIOD):
   Total assets .........................    $ 147,793     $ 108,671      $  99,457      $  76,757      $  49,963
   Long term debt, less current
        maturities (3) ..................    $  44,618     $  21,838      $  24,436      $  17,456      $  19,207
   Stockholders' equity .................    $  50,808     $  43,083      $  36,307      $  30,189      $  11,181


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

            (2) Net of fuel surcharges.

            (3) Long-term debt excludes $8,634,000 for the total of obligations under revenue equipment operating leases for regular lease payments plus the residual cost of acquiring the leased equipment at the end of the lease term. The combined total of long-term indebtedness (excluding current maturities), lease obligations, and residual acquisition costs at December 31, 1997 was $53,432,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

                  The Company has included various statements in this Management's Discussion and Analysis and Results Of Operations, the Annual Report, and elsewhere in this Form 10-K which may be considered as forward-looking statements of expected future results of operations or events. Such statements, based upon management's interpretation of currently available information, are subject to risks and uncertainties that could cause future financial results or events to differ materially from those which are presented. Such risks and factors which are outside of the Company's control include general economic conditions, competition in the transportation industry, governmental regulation, the Company's ability to recruit, train and retain qualified drivers, fuel prices and adverse weather conditions.

OVERVIEW

            Transport America began substantial operations in 1984 when Mr. Aronson joined the Company as President and Chief Executive Officer. From 1984 to 1997, the Company increased consolidated revenues from $2.4 million to $186.4 million, including T.I.E., which commenced operations in the third quarter of 1997.

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

RESULTS OF OPERATIONS

            The following table sets forth the percentage relationship of expense items to operating revenues for the periods indicated.

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                    1997       1996       1995
                                                   -------   --------    ------

Operating revenues                                  100.0%     100.0%     100.0%
                                                    -----      -----      -----

Operating expenses:
   Salaries, wages and benefits..................    28.6       27.7       28.8
   Fuel, maintenance and other expenses..........    13.4       14.6       14.7
   Purchased transportation......................    29.8       28.4       25.8
   Revenue equipment leases......................     2.6        3.9        4.9
   Depreciation and amortization.................     8.3        8.5        7.1
   Insurance, claims and damage..................     3.0        2.8        4.0
   Taxes and licenses............................     1.7        1.8        2.0
   Communications................................     1.1        1.2        1.4
   Other general and administrative expenses.....     3.5        3.2        3.7
   Gain on sale of equipment.....................    (0.7)      (0.2)      (1.2)
   Interest expense, net ........................     1.8        1.6        1.4
                                                    -----      -----      -----
Total operating expenses.........................    93.1       93.5       92.6

Earnings before income taxes.....................     6.9        6.5        7.4
Provision for income taxes.......................     2.7        2.7        3.2
                                                    -----      -----      -----

Net earnings.....................................    4.2%       3.8%       4.2%
                                                    =====      =====      =====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

            Operating revenues increased 13.2% to $186.4 million for the year ended December 31, 1997 from $164.7 million for the year ended December 31, 1996. Existing customers continued as the primary source of revenue growth. Revenues per mile, excluding fuel surcharges, were $1.29 per mile for 1997, compared to $1.28 per mile for 1996. Equipment utilization, as measured by average revenues per tractor per week was $2,912 during 1997, compared to $2,736 during 1996, a 6.4% improvement in 1997, compared to 1996.

            The pre-tax margin (earnings before income taxes as a percentage of operating revenues) increased to 6.9% for 1997 from 6.5% for 1996. Excluding gain on sale of equipment, pre-tax margin was 6.2% and 6.3% for 1997 and 1996, respectively. As measured by average annual revenues per non-driver employee, efficiency improved 3.3% to $544,300 for 1997 from $526,700 for 1996. Salaries, wages and benefits increased as a percentage of operating revenues to 28.6% for 1997 from 27.7% for 1996. Independent contractor miles increased 11.8% due to an increase in the average number of contractors in 1997, when compared to 1996. Correspondingly, purchased transportation increased as a percentage of operating revenues to 29.8% for 1997 from 28.4% in 1996. Fuel, maintenance and other expense decreased as a percentage of operating revenues to 13.4% for 1997 from 14.6% for 1996 as a result of the increase in independent contractor miles as a percentage of total miles, and lower fuel costs in 1997 when compared to 1996. As a result of an increase in independent contractors and the expanded use of debt-financed equipment, revenue equipment leases decreased as a percentage of operating revenues to 2.6% for 1997 from 3.9% for 1996. Depreciation and amortization decreased to 8.3% for 1997 from 8.5% for 1996 due to the timing of equipment purchases and the change of estimated salvage values and useful lives of the Company's revenue equipment and software which reduced depreciation expense by approximately $750,000 in 1997. Somewhat poorer accident and claims experience in 1997, partially offset by favorable premium rates for policies renewed in 1997, resulted in an increase of insurance, claims and damage expense as a percentage of operating revenues to 3.0% in 1997 from 2.8% in 1996. Net interest expense increased as a percentage of operating revenues to 1.8% for 1997 from 1.6% for 1996 primarily as a result of increased debt-financed equipment purchases in 1997, when compared to 1996.

            Gain on the disposition of equipment was $1.3 million in 1997, compared to a gain of $0.3 million in 1996, as a result of the larger number of equipment dispositions in 1997 when compared to 1996, and a favorable market for used equipment in 1997.

            The provision for income taxes as a percentage of operating revenues was 2.7% for both 1997 and 1996. The effective tax rate for 1997 was 40.1%, compared to the tax rate for 1996 of 41.0%. The lower effective rate in 1997 was due primarily to a continued decline in Company per diem payments, which are not fully deductible for income tax purposes, when compared to 1996. The Company pays certain of its drivers a per diem allowance while on the road to cover meals and other expenses.

            As a consequence of the items discussed above, net earnings increased to $7.8 million, or 4.2% of operating revenues, for the year ended December 31, 1997 from $6.3 million, or 3.8% of operating revenues, for the year ended December 31, 1996.

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

            The pre-tax margin (earnings before income taxes as a percentage of operating revenues) declined to 6.5% for 1996 from 7.4% for 1995. Excluding gain on sale of equipment, pre-tax margin was 6.3% and 6.2% for 1996 and 1995, respectively. As measured by average annual revenues per non-driver employee, efficiency improved 10.3% to $526,700 for 1996 from $477,300 for 1995. Salaries, wages and benefits decreased as a percentage of operating revenues to 27.7% for 1996 from 28.8% for 1995. Independent contractor miles increased 24% due to an increase in the number of contractors to 445 at December 31, 1996 from 401 at December 31, 1995. Correspondingly, purchased transportation increased as a percentage of operating revenues to 28.4% for 1996 from 25.8% in 1995. Fuel, maintenance and other expense decreased as a percentage of operating revenues to 14.6% for 1996 from 14.7% for 1995 as a result of the increase in independent contractor miles as a percentage of total miles, and partially offset by higher fuel costs in 1996 when compared to 1995. Average miles per gallon for Company-owned tractors rose to 6.4 for 1996 from 6.3 for 1995 due to use of more fuel efficient engines. Revenue equipment leases decreased as a percentage of operating revenues to 3.9% for 1996 from 4.9% for 1995 principally as a result of an increase in independent contractors and the expanded use of debt-financed equipment. Depreciation and amortization increased to 8.5% for 1996 from 7.1% for 1995 due to purchases of new revenue equipment and replacement of leased equipment with debt-financed equipment. Improved accident and claims experience in 1996 as well as favorable premium rates for policies renewed in 1996 resulted in a decline of insurance, claims and damage expense as a percentage of operating revenues to 2.8% in 1996 from 4.0% in 1995. Net interest expense increased as a percentage of operating revenues to 1.6% for 1996 from 1.4% for 1995 primarily as a result of increased debt-financed equipment purchases in 1996, when compared to 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

            Net cash provided by operating activities was $16.8 million, $25.6 million, and $13.5 million for the years ended 1997, 1996, and 1995, respectively. The working capital deficit was $2.2 million at December 31, 1997, compared to the $5.8 million deficit at December 31, 1996. Historically, the Company has operated effectively with current liabilities in excess of current assets through a combination of operating profits, collections on accounts receivable and other cash management strategies. Management expects to continue to do so while meeting its obligations. Accrued liabilities include normal provisions for accident and workers' compensation claims associated with the Company's self-insured retention insurance program, less claim payments actually made. The Company believes that its reserves and liquidity are adequate for expected future claim payments.

            Investing activities consumed $47.4 million in 1997, primarily for the purchase of new revenue equipment, including 324 tractors and 1,050 trailers, less proceeds from the disposition of 208 used tractors and 564 used trailers, as well as the purchase and construction of new service center facilities and other equipment. These expenditures were financed through a combination of cash provided by operating activities, long-term debt financing, and proceeds from equipment dispositions. As of December 31, 1997 the Company had purchase commitments totaling $9.0 million for the purchase of revenue equipment, for which financing has been arranged. The balance of the revenue equipment purchase commitment is expected to be financed by cash flows from operating activities and proceeds from the disposition of used equipment.

            Net cash provided by financing activities in 1997 was $25.6 million. The primary source of financing was the issuance of $44.5 million of long-term debt associated with the purchase of revenue equipment. Payments under the Company's term loan agreements were $17.9 million. The Company repurchased and retired 75,700 outstanding shares of common stock during 1997 with an aggregate purchase price of approximately $1.0 million. The Company also received $0.4 million of proceeds from the exercise of options and warrants for the purchase of common stock during 1997.

            The Company has a $15 million credit facility with a bank, consisting of a $10 million line of credit secured primarily by its accounts receivable, and an additional $5 million line of credit secured by revenue equipment not otherwise pledged. The credit facility, which expires in May 1999, is used to meet short-term operating cash requirements, as well as letter of credit requirements associated with the Company's self-insured retention arrangements. At December 31, 1997, there were letters of credit outstanding totaling $2,830,000 under this program.

            On February 10, 1998 the Company announced a letter of intent to acquire privately held North Star Transport, Inc., a truckload carrier based in Eagan, Minnesota. The transaction, if completed as expected, will involve a payment of cash and an exchange of shares with a total value expected to range from $32 million to $37 million. Debt will be incurred to fund the cash portion of the transaction. The number of shares will be less than 20 percent of the Company's outstanding shares at the time of the transaction. North Star has a fleet of approximately 625 owner-operated vehicles and currently generates annual revenues of approximately $75 million. The transaction is expected to be completed in the second quarter of 1998.

YEAR 2000

            The Company has undertaken a project to replace and upgrade those systems which are not currently Year 2000 compliant. As part of a larger upgrade project which commenced during 1997 for key operating systems, the Company has is addressing the Year 2000 compliance problem. This project is expected to be completed and the systems fully operational during 1998, with total costs associated with Year 2000 compliance estimated to be $300,000, of which $125,000 was incurred and expensed during 1997.

NEW ACCOUNTING PRONOUNCEMENTS

            During 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 129, SFAS No. 130 and SFAS No. 131. SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE, consolidates existing disclosure requirements and had no impact on the Company's financial statements. SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards for reporting and displaying the components of comprehensive income and will be adopted by the Company in 1998. The statements requires additional disclosures, but has no impact on consolidated net earnings. SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, establishes standards for determining operating segments and reporting operating segment information,. SFAS No. 131 is required to be adopted beginning with the Company's 1998 year-end annual report. The Company has not yet evaluated the effects of the pronouncement to determine what change, if any, to its current reporting format will be required.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The financial statements described in Item 14(a)1 of this report are incorporated herein. See "Quarterly Financial Data" appearing on page F-20 of the audited consolidated financial statements which are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            For information concerning the Company's executive officers, reference is made to the information set forth under the caption "Executive Officers of the Registrant" located in Item 1 on page 8 of this Form 10-K. For information concerning the Company's directors and compliance by the Company's directors, executive officers and significant shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, reference is made to the information set forth under the captions "Election of Directors" and "Beneficial Ownership of Common Stock," respectively, in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1998 to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

            Reference is made to the information set forth under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1998 to be filed pursuant to Regulation 14A, which information is incorporated herein by reference, except to the extent stated therein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

            Reference is made to the information set forth under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1998 to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)         Documents filed as part of this Form 10-K

            1. Consolidated Financial Statements
                                                                     Form 10-K
                                                                  Page Reference
                                                                  --------------
            Index to Consolidated Financial Statements .............     F-1
            Independent Auditors' Report ...........................     F-2
            Consolidated Balance Sheets ............................     F-3
            Consolidated Statements of Earnings ....................     F-5
            Consolidated Statements of Stockholders' Equity ........     F-6
            Consolidated Statements of Cash Flows ..................     F-7
            Notes to Consolidated Financial Statements .............     F-8

            2. Consolidated Financial Statement Schedules

            Included in Part IV of this report:
               Independent Auditors' Report on Schedule ............     S-1
               Schedule VIII - Valuation and Qualifying Accounts ...     S-2

            3. Exhibits

Exhibit
Number            Description                                               Page
------            -----------                                               ----

  3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-84140) as declared effective by the Commission on November 3, 1994 (the "1994 S-1")).

  3.2      Bylaws (incorporated by reference to Exhibit 3.2 to the 1994
           S-1).

  4.1 Rights Agreement by and between the Company and Norwest Bank Minnesota, N.A., dated February 25, 1997 (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, as amended, filed with the SEC on February 27,
           1997).

  10.2 1986 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 1996).

  10.3     401(k) Retirement Plan (incorporated by reference to Exhibit
           10.3 to the 1994 S-1).

  10.4 Credit Agreement dated as of May 15, 1997 between Firstar Bank of Minnesota, N.A. and the Company.

  10.5 Form of warrants granted to officers, directors and consultants (incorporated by reference to Exhibit 10.5 to the 1994 S-1).

  10.6 Form of Vehicle Lease and Independent Contractor Agreement (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1996).

  10.12 Employee Stock Purchase Plan (incorporated by reference to Form S-8 which was filed on January 31, 1996 (File No.
           333-934)).

  10.13 1995 Stock Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1996).

  11.1     Statement re: Computation of Earnings per Share ...................

  23.1     Independent Auditors' Consent .....................................

  27.1     Financial Data Schedule, Fiscal year end 1997 .....................

  27.2     Financial Data Schedule, Quarters 1, 2, and 3 of 1997 .............

  27.3     Financial Data Schedule, Fiscal year end 1996 and and Quarters
           1, 2, and 3 of 1996 ...............................................


(b)         Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended December 31, 1997.

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

                                       TRANSPORT CORPORATION OF AMERICA, INC.
                                       ("Registrant")

Dated: March 24, 1998                  By    /s/ James B. Aronson
                                       James B. Aronson
                                       --------------------------------------
                                       Chairman of the Board and Chief
                                       Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                                                 Date
-------------------                                                 ----


/s/ James B. Aronson                                             March 24 , 1998
-----------------------------------------
James B. Aronson
Chairman of the Board and
Chief Executive Officer

/s/ Robert J. Meyers                                             March 24 , 1998
-----------------------------------------
Robert J. Meyers
President,
Chief Operating Officer and
Chief Financial Officer

/s/ Dennis M. Mathisen                                           March 24 , 1998
-----------------------------------------
Dennis M. Mathisen, Director

/s/ Anton J. Christianson                                        March 24 , 1998
-----------------------------------------
Anton J. Christianson, Director

/s/ Michael J. Paxton                                            March 24 , 1998
-----------------------------------------
Michael J. Paxton, Director

/s/ Kenneth J. Roering                                           March 24 , 1998
-----------------------------------------
Kenneth J. Roering, Director

                    Independent Auditors' Report on Schedule


The Board of Directors and Stockholders
Transport Corporation of America, Inc.

Under date of January 29, 1998, except as to note 12 which is as of February 10, 1998, we reported on the consolidated balance sheets of Transport Corporation of America, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements, and our report thereon, are included in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG Peat Marwick LLP


Minneapolis, Minnesota
January 29, 1998

                                                                   SCHEDULE VIII


                     TRANSPORT CORPORATION OF AMERICA, INC.
                        Valuation and Qualifying Accounts

                                                                             Additions
                                                                      ----------------------
                                                                       Additions
                                                     Balance at       charged to    Charge to                      Balance
                                                     beginning         cost and       other                         at end
Description                                           of year           expense     accounts     Deductions        of year
---------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997
     Allowance for doubtful accounts
     (deducted from accounts receivable)         $   313,000          115,000                     104,000         $ 324,000
===========================================================================================================================

Year ended December 31, 1996
     Allowance for doubtful accounts
     (deducted from accounts receivable)         $   304,000           60,000                      51,000 (1)     $ 313,000
===========================================================================================================================

Year ended December 31, 1995
     Allowance for doubtful accounts
     (deducted from accounts receivable)         $   238,000           60,000                      (6,000)        $ 304,000
===========================================================================================================================


(1) Accounts deemed to be uncollectible                               $60,000
     Recoveries of amount previously deemed to
        be uncollectible                                               (9,000)
                                                                 -------------
                                                                      $51,000
                                                                 -------------

                     TRANSPORT CORPORATION OF AMERICA, INC.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE

Independent Auditors' Report..............................................F-2

Consolidated Balance Sheets...............................................F-3

Consolidated Statements of Earnings.......................................F-5

Consolidated Statements of Stockholders' Equity...........................F-6

Consolidated Statements of Cash Flows.....................................F-7

Notes to Consolidated Financial Statements................................F-8

                     TRANSPORT CORPORATION OF AMERICA, INC.


                          Independent Auditors' Report


The Board of Directors and Stockholders
Transport Corporation of America, Inc.:

We have audited the consolidated balance sheets of Transport Corporation of America, Inc. and subsidiary (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transport Corporation of America, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                           KPMG Peat Marwick LLP


Minneapolis, Minnesota
January 29, 1998, except as to note 12
     which is as of February 10, 1998

                     TRANSPORT CORPORATION OF AMERICA, INC.

                           Consolidated Balance Sheets

                                                                                     December 31
                                                                        -----------------------------------
                                                Assets                         1997             1996
-----------------------------------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents                                         $    1,382,867    $    6,340,991
      Trade receivables, less allowance for doubtful accounts
             of $324,000 in 1997 and  $313,000 in 1996 (note 3)             17,481,836        12,617,377
      Other receivables (note 2)                                             4,756,733           656,753
      Operating supplies - inventory                                           989,412           810,180
      Deferred income tax benefit (notes 1 and 8)                            3,945,000         2,113,000
      Prepaid expenses and tires                                             1,920,925         2,102,271
---------------------------------------------------------------------------------------------------------
                      Total current assets                                  30,476,773        24,640,572


Revenue equipment, net of accumulated depreciation
      of  $29,871,000 in 1997 and $25,121,000 in 1996
      (note 3 and 5)                                                        97,014,283        69,570,105

Property and other equipment (note 5):
      Land, buildings, and improvements                                     17,120,465        11,042,479
      Other equipment                                                        7,082,199         5,183,786
      Less accumulated depreciation                                         (6,177,182)       (4,879,203)
---------------------------------------------------------------------------------------------------------
                      Net property and other equipment                      18,025,482        11,347,062

Other assets, net                                                            2,275,994         3,113,171
---------------------------------------------------------------------------------------------------------

                      Total assets                                      $  147,792,532    $  108,670,910
=========================================================================================================


See accompanying notes to consolidated financial statements.

                                                                                                December 31
                                                                                    --------------------------------
                                 Liabilities and Stockholders' Equity                   1997               1996
--------------------------------------------------------------------------------------------------------------------
Current liabilities:
      Current maturities of long-term debt (note 3 and 5)                         $    19,076,851    $   15,258,593
      Accounts payable                                                                  3,557,416         2,607,861
      Checks issued in excess of cash balances                                                  0           350,950
      Due to independent contractors                                                      518,314         1,385,364
      Accrued expenses (note 4)                                                         9,562,304        10,837,326
--------------------------------------------------------------------------------------------------------------------
                      Total current liabilities                                        32,714,885        30,440,094

Long term debt, less current maturities (note 5)                                       44,617,734        21,837,713

Deferred income taxes (note 8)                                                         19,652,000        13,310,000

Commitments (notes 7 and 10 )

Stockholders' equity (note 6):
      Common stock, $.01 par value; 15,000,000 shares authorized; 6,590,634 and
            6,496,039 shares issued and outstanding
            as of December 31, 1997 and 1996, respectively                                 65,906            64,960
      Additional paid-in capital                                                       23,823,835        23,851,516
      Retained earnings                                                                26,918,172        19,166,627
--------------------------------------------------------------------------------------------------------------------

                      Total stockholders' equity                                       50,807,913        43,083,103
--------------------------------------------------------------------------------------------------------------------

                      Total liabilities and stockholders' equity                  $   147,792,532    $  108,670,910
====================================================================================================================


                     TRANSPORT CORPORATION OF AMERICA, INC.

                       Consolidated Statements of Earnings

                                                                             Years ended December 31
                                                               --------------------------------------------------
                                                                    1997             1996               1995
-----------------------------------------------------------------------------------------------------------------
Operating revenues                                            $  186,392,409    $ 164,666,098     $ 144,254,491

Operating expenses:
      Salaries, wages and benefits                                53,165,856       45,515,262        41,479,035
      Fuel, maintenance and other expenses                        25,027,811       23,877,402        21,190,845
      Purchased transportation                                    55,614,225       46,760,672        37,257,678
      Revenue equipment leases                                     4,893,657        6,489,621         7,090,426
      Depreciation and amortization                               15,494,080       13,966,419        10,273,111
      Insurance, claims and damage                                 5,619,787        4,686,243         5,726,945
      Taxes and licenses                                           3,248,655        2,952,332         2,873,096
      Communications                                               2,071,706        1,974,625         1,977,816
      Other general and administrative expenses                    6,409,733        5,323,586         5,388,994
      Gain on sale of equipment                                   (1,336,338)        (275,582)       (1,754,810)
----------------------------------------------------------------------------------------------------------------
                 Total operating expenses                        170,209,172      151,270,580       131,503,136
----------------------------------------------------------------------------------------------------------------

                 Operating income                                 16,183,237       13,395,518        12,751,355

Interest expense                                                   3,307,046        2,823,839         2,232,702
Interest income                                                      (64,854)         (90,220)         (194,454)
----------------------------------------------------------------------------------------------------------------
Interest expense, net                                              3,242,192        2,733,619         2,038,248
----------------------------------------------------------------------------------------------------------------

                 Earnings before income taxes                     12,941,045       10,661,899        10,713,107

Provision for income taxes (note 8)                                5,189,500        4,368,000         4,607,000
----------------------------------------------------------------------------------------------------------------

                 Net earnings (note 6)                        $    7,751,545    $   6,293,899     $   6,106,107
----------------------------------------------------------------------------------------------------------------
Earnings per common share
      Basic                                                   $         1.18    $        0.98     $        0.96
      Diluted                                                 $         1.15    $        0.94     $        0.91
----------------------------------------------------------------------------------------------------------------
Average common shares outstanding                                  6,568,444        6,441,723         6,360,992
Average common and common equivalent
      shares outstanding for diluted earnings
      per share                                                    6,734,352        6,718,351         6,709,222
----------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                     TRANSPORT CORPORATION OF AMERICA, INC.

                 Consolidated Statements Of Stockholders' Equity

                  Years ended December 31, 1997, 1996, and 1995

                                                  Common                       Additional                                  Total
                                         --------------------------             paid-in               Retained         stockholders'
                                         Shares              Amount             capital               earnings            equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994              6,329,607         $     63,296         $ 23,359,352         $  6,766,621       $ 30,189,269

      Common stock options
            and warrants                   91,012                  910               11,117                    0             12,027

      Net earnings                              0                    0                    0            6,106,107          6,106,107
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995              6,420,619               64,206           23,370,469           12,872,728         36,307,403

      Common stock options,
            warrants, and stock
            purchase plan                  75,420                  754              481,047                    0            481,801

      Net earnings                              0                    0                    0            6,293,899          6,293,899
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996              6,496,039               64,960           23,851,516           19,166,627         43,083,103

      Common stock options,
            warrants, and stock
            purchase plan                 170,295                1,703              357,748                    0            359,451

      Tax benefits related to
            employee stock warrant
            transactions                        0                    0              571,000                    0            571,000

      Repurchase and retirement
      of common stock                     (75,700)                (757)            (956,429)                   0           (957,186)

      Net earnings                              0                    0                    0            7,751,545          7,751,545
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997              6,590,634         $     65,906         $ 23,823,835         $ 26,918,172       $ 50,807,913
====================================================================================================================================



See accompanying notes to consolidated financial statements.

                     TRANSPORT CORPORATION OF AMERICA, INC.

                      Consolidated Statements of Cash Flows

                                                                                              Years ended December 31
                                                                                 -------------------------------------------------
                                                                                       1997             1996             1995
----------------------------------------------------------------------------------------------------------------------------------
Operating activities:
      Net earnings                                                               $    7,751,545   $    6,293,899    $   6,106,107
      Adjustments to reconcile net earnings to net cash provided by operating activities:
                 Depreciation and amortization                                       15,494,080       13,966,419       10,273,111
                 Gain on sale of equipment                                           (1,336,338)        (275,582)      (1,754,810)
                 Deferred income taxes                                                4,510,000        3,241,000        2,850,000
                 Tax benefits related to employee stock warrant transactions            571,000                0                0
                 Changes in operating assets and liabilities:
                      Trade receivables                                              (4,864,459)         423,131       (1,907,653)
                      Other receivables                                              (4,099,980)       2,665,342       (2,604,193)
                      Operating supplies                                               (179,232)         153,310         (400,011)
                      Prepaid expenses and tires                                        181,346         (210,601)        (215,925)
                      Accounts payable                                                  949,555         (389,394)         128,889
                      Due to independent contractors                                   (867,050)         405,289          308,950
                      Accrued expenses                                               (1,275,022)        (707,602)         699,618
----------------------------------------------------------------------------------------------------------------------------------
                                 Net cash provided by operating activities           16,835,445       25,565,211       13,484,083
----------------------------------------------------------------------------------------------------------------------------------

Investing activities:
      Payments for purchases of revenue equipment                                   (51,002,674)     (21,132,518)     (41,216,303)
      Payments for purchases of property and other equipment                         (8,048,184)      (3,303,334)      (1,937,911)
      (Increase) decrease in other assets                                              (195,680)          82,812          221,500
      Proceeds from sales of equipment                                               11,803,375        4,168,115        9,806,998
----------------------------------------------------------------------------------------------------------------------------------
                                 Net cash used in investing activities              (47,443,163)     (20,184,925)     (33,125,716)
----------------------------------------------------------------------------------------------------------------------------------

Financing activities:
      Proceeds from issuance of common stock,
            and exercise of options and warrants                                        359,451          481,801           12,027
      Payments for repurchase and retirement of common stock                           (957,186)               0                0
      Proceeds from issuance of long-term debt                                       44,538,697       15,591,819       17,897,080
      Principal payments on long-term debt                                          (17,940,418)     (12,246,110)      (7,470,911)
      Proceeds from issuance of notes payable to bank                                38,060,000       21,888,000       11,720,000
      Principal payments on notes payable to bank                                   (38,060,000)     (24,118,000)      (9,490,000)
      Change in net checks issued in excess of cash balances                           (350,950)        (801,978)        (233,432)
----------------------------------------------------------------------------------------------------------------------------------
                                 Net cash provided by financing activities           25,649,594          795,532       12,434,764
----------------------------------------------------------------------------------------------------------------------------------

                                 Increase (decrease) in cash                         (4,958,124)       6,175,818       (7,206,869)

Cash and cash equivalents, beginning of year                                          6,340,991          165,173        7,372,042
----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                           $    1,382,867   $    6,340,991    $     165,173
==================================================================================================================================

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
            Interest                                                             $    3,424,736   $    2,806,400    $   2,115,034
            Income taxes, net                                                         1,313,063        1,136,516        2,354,588


See accompanying notes to consolidated financial statements.

                     TRANSPORT CORPORATION OF AMERICA, INC.


                   Notes to Consolidated Financial Statements
                  Years ended December 31, 1997, 1996, and 1995


(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS

              NATURE OF BUSINESS

              Transport Corporation of America, Inc. (the Company) is a
                  truckload motor carrier engaged in the transportation of a variety of general commodities for customers principally in the United States and portions of Canada, pursuant to nationwide operation authority. Customer freight is transported by Company equipment and by independent contractors. Payments to Company drivers and independent contractors are primarily based upon miles driven. Transport International Express, Inc., the Company's wholly-owned subsidiary which commenced operations in the third quarter of 1997, provides airport-to-airport less-than-truckload express service to air freight forwarders and airlines throughout the United States.

              PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include all accounts of the
                  Company and its wholly owned subsidiary, Transport International Express, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

              RECLASSIFICATIONS

              Certain reclassifications have been made to the 1996 and 1995 financial statements in order to conform to the 1997 presentation.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.


              REVENUE EQUIPMENT, PROPERTY, AND OTHER EQUIPMENT

              Revenue equipment, property, and other equipment are recorded at cost. Depreciation, including amortization of capitalized leases, is computed using the straight-line basis over the estimated useful lives of the assets or the lease periods, whichever is shorter. The estimated useful lives and salvage values are as follows:

                                                      Years     Salvage value
-----------------------------------------------------------------------------
Tractors                                                 5          25-30%
Trailers                                                 5         47.5-50%
Buildings                                               30            0
Other equipment, including computers and furniture      3-7           0

              During 1997, the Company changed the estimated salvage value, estimated life of certain of its' revenue equipment and the estimated life of its' computer software. These changes were made to better reflect the estimated salvage values and useful lives of such assets. The changes resulted in a net decrease in depreciation and other operating expenses of approximately $750,000, an increase in net income of approximately $450,000, and an increase in both basic and diluted earnings per share of $0.07.

              TIRES

              Tires placed on new equipment after December 31, 1996 are
                  capitalized as part of revenue equipment and amortized over their estimated life. Tires placed on new equipment prior to December 31, 1996 are included in other assets (net) and are capitalized and recorded as prepaid tires and amortized over their estimated life.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.


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

              ESTIMATED LIABILITY FOR INSURANCE CLAIMS

              The Company has automobile liability, workers' compensation and health insurance coverage under both deductible and retrospective rating policies. The Company estimates and accrues a liability for its share of ultimate settlements using all available information, including the services of a third party insurance risk claims administrator, to establish reserve levels for each occurrence based on the facts and circumstances of the occurrence coupled with the Company's history of such claims. The Company accrues for workers' compensation and automobile liability claims when reported. The recorded expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. The Company provides for adverse loss development in the period when new information so dictates. However, final settlement of these claims could differ materially from the amounts the Company has accrued at year-end. The Company accrues for health insurance claims reported, as well as for claims incurred but not reported, based upon the Company's past experience.

              STOCK-BASED EMPLOYEE COMPENSATION

              The Company follows the provisions of APB Opinion No. 25,
                  Accounting for Stock Issued to Employees, in accounting for its stock-based employee compensation plans. The Company has adopted the disclosure-only requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.


              NET EARNINGS PER SHARE: BASIC AND DILUTED

              Basic net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year.

              Diluted net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding assuming exercise of dilutive stock options and warrants, which are considered to be common stock equivalents. Common stock equivalents are included under the treasury stock method using the average market price of the Company's stock during each period.

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

(2)           OTHER RECEIVABLES

              Other Receivables at December 31, 1997 includes a receivable of approximately $3.7 million related to the sale of certain revenue equipment.

(3)           LINE OF CREDIT

              The Company has a $15 million credit facility with a bank, consisting of a $10 million line of credit secured primarily by the Company's accounts receivable, and an additional $5 million line of credit secured by revenue equipment not otherwise pledged. The credit facility, which expires in May 1999, is used to meet short-term operating cash requirements as well as letter of credit requirements associated with the Company's self-insured retention arrangements. At December 31, 1997, there were letters of credit outstanding totaling $2,830,000 under this program.

                     TRANSPORT CORPORATION OF AMERICA, INC.


The following is a summary of data relating to this short-term financing:

                                                          Years ended
                                                          December 31
                                                  -----------------------------
                                                      1997            1996
-------------------------------------------------------------------------------
Outstanding balance at year end                   $        0     $         0
Average amount outstanding                           801,000         360,000
Maximum amount outstanding                         3,640,000       3,920,000
Weighted average interest rate during the year           8.5%            8.3%
Commitment fee on unused balances                       0.21%           0.25%



(4)           ACCRUED EXPENSES

              Accrued expenses are as follows:
                                                          December 31
                                                  ---------------------------
                                                      1997           1996
-----------------------------------------------------------------------------
Salaries and wages                              $   1,767,996    $ 2,767,973
Insurance, claims, and damage                       5,587,533      5,701,584
Independent contractor escrows                        954,061        811,778
Taxes, other than income                              430,670        452,425
Current income tax                                          0        620,699
Interest                                              149,150        266,840
Other                                                 672,894        216,027
-----------------------------------------------------------------------------
                                                $   9,562,304    $10,837,326
=============================================================================

                     TRANSPORT CORPORATION OF AMERICA, INC.


(5)           LONG-TERM DEBT

              Long-term debt consists of the following:

                                                                                      December 31
                                                                        ----------------------------------------
                                                                               1997                 1996
----------------------------------------------------------------------------------------------------------------
Notes payable to banks and other financial institutions with maturities through
     October 2001, secured by certain revenue equipment:

         Interest rates ranging from 6.8% to 7.7%                              $59,329,853          $31,601,192
         Interest rate floating on a reference rate which was
              7.7%  at December 31, 1997                                         3,249,616            4,063,911

Obligations under capital leases payable with maturities through December 1999:
         Interest rates ranging from 4.4% to 12.0%, secured by
              certain revenue equipment and other equipment                        920,192            1,204,989

Mortgage notes payable with maturities through October 2002, secured by real estate:
         Interest rates of  9.0%                                                   194,924              226,214
----------------------------------------------------------------------------------------------------------------
Total long-term debt                                                            63,694,585           37,096,306

Less current maturities of long-term debt                                       19,076,851           15,258,593
----------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                        $44,617,734          $21,837,713
================================================================================================================


              The aggregate annual maturities of long-term debt at December 31, 1997 are as follows:

                      Year ending
                      December 31                                      Amount
                    ------------------------------------------------------------

                         1998                                     $  19,076,851
                         1999                                        20,330,297
                         2000                                        15,026,268
                         2001                                         9,219,892
                         2002                                            41,277
                    ------------------------------------------------------------
                                                                  $  63,694,585
                    ============================================================

                     TRANSPORT CORPORATION OF AMERICA, INC.


6)            STOCKHOLDERS' EQUITY

              STOCKHOLDER RIGHTS PLAN AND PREFERRED STOCK DISTRIBUTION

            In February 1997, the Company adopted a stockholder rights plan and declared a dividend of one Preferred Stock Purchase Right (Right) for each outstanding share of the Company's common stock. The plan and dividend become operative in certain events involving the acquisition of 15% or more of the Company's voting stock by any person or group in a transaction not approved by the Board of Directors.

            Each Right entitles the holder to purchase two-hundredths of a share of Series A Junior Participating Preferred Stock for $60 upon the occurrence of certain specified events. Additionally, the Rights entitle the holder, upon the occurrence of certain specified events, to purchase common stock having a value of twice the exercise price of the Right; upon the occurrence of certain other specified events, to purchase from an entity acquiring at least 15% of the voting securities or voting power of the Company, common stock of the acquiring entity having twice the exercise price of the Right. The Rights may be redeemed by the Company at a price of $0.001 per Right. The Rights expire on February 25, 2007, and are not presently exercisable.

              WARRANTS

              At December 31, 1997 and 1996, the Company had outstanding warrants for the purchase of 37,500 and 184,125 shares of the Company's common stock, respectively, at prices ranging from $1.40 to $5.20 per share. All of the warrants are currently exercisable and have expiration dates through 1999. During 1996, warrants for the purchase of 3,750 shares were exercised in a cashless transaction resulting in the issue of 3,253 shares. No warrants were granted during 1997 or 1996.

       Warrant transactions are summarized as follows:

                                                                                1997         1996
-----------------------------------------------------------------------------------------------------
       Warrants outstanding at beginning of year                               184,125       187,875
       Warrants exercised                                                      146,625         3,750
-----------------------------------------------------------------------------------------------------
       Warrants outstanding at end of year                                      37,500       184,125
=====================================================================================================
       Weighted average price of warrants outstanding at end of year         $    3.68    $     1.99
=====================================================================================================


              EMPLOYEE STOCK PURCHASE PLAN

              In 1996, the stockholders approved, and the Company implemented, an Employee Stock Purchase Plan ("the Plan"). The purpose of the Plan is to encourage employees to purchase shares of Common Stock in the Company thereby providing a greater community of interest between the Company and its employees. There are 100,000 shares of the Company's Common Stock reserved for issuance under the Plan, which terminates on December 31, 2000.

                     TRANSPORT CORPORATION OF AMERICA, INC.


              The Plan permits employees to purchase shares of Common Stock of the Company at a price equal to the lesser of 85% of the market value of the Common Stock at the commencement or termination dates of each phase. Each year, during the term of the plan, there are two six-month phases commencing on January 1 and July 1, respectively, except for the initial phase of 1996, which commenced on March 1, 1996. Employees who have been employed for one year and who are regularly scheduled to work more than 20 hours per week and who are less than 5% owners are eligible to participate in the program via payroll deductions. Purchases are limited to 10% of a participant's base pay during the respective phase.

              During 1997 and 1996, employees purchased 5,280 and 2,287 shares respectively, at average prices of $9.13 and $9.98 per share, respectively.

              STOCK OPTION PLANS

              The Company has adopted two stock option plans which allow for the grant of options to officers and other key employees to purchase common shares at an exercise price not less than 100% of fair market value on the dates of grant. Officers and other key employees of the Company who are responsible for, or contribute to, the management, growth and/or profitability of the business of the Company, as well as selected consultants under contract to the Company and non-employee directors are eligible to be granted awards. These option plans allow for the grant of up to 725,000 shares. Options generally vest in cumulative annual increments over periods from one to four years and expire five years from date of issuance. At December 31, 1997 and 1996, the exercise prices of outstanding options ranged from $1.40 to $13.44 for both periods with a weighted average contractual life of approximately two and three years, respectively.

                  Option transactions are summarized as follows:

                                                                                                           Weighted Average
                                                                               Shares                       Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
                                                                      1997            1996               1997            1996
                                                                   -----------    ------------      --------------    ----------
                     Options outstanding at beginning of year          252,437         301,780      $    7.25         $    6.72
                           Granted                                       6,000          37,277          13.00             11.83
                           Canceled                                          0         (16,740)             0             10.66
                           Exercised                                   (18,390)        (69,880)          4.48              6.57
-------------------------------------------------------------------------------------------------------------------------------
                     Options outstanding at end of year                240,047         252,437      $    7.61         $    7.25
================================================================================================================================
                     Options exercisable at end of year                221,596         177,590      $    7.28         $    6.13
================================================================================================================================


                     TRANSPORT CORPORATION OF AMERICA, INC.


              The Company has adopted the disclosure-only provisions of
                  Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized with respect to the Company's stock option plans or the Employee Stock Purchase Plan. Had compensation cost been determined on the basis of fair value pursuant to the provisions of SFAS No. 123, net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 1997            1996
-------------------------------------------------------------------------

Net earnings:
     As reported                           $   7,751,545    $  6,293,899
                                              ===========     ===========
     Pro forma                             $   7,679,721    $  6,233,809
                                              ===========     ===========

Net basic earnings per share:
     As reported                           $        1.18    $       0.98
                                              ===========     ===========
     Pro forma                             $        1.17    $       0.97
                                              ===========     ===========
Net diluted earnings per share:
     As reported                           $        1.15    $       0.94
                                              ===========     ===========
     Pro forma                             $        1.14    $       0.93
                                              ===========     ===========

            The above pro forma amounts may not be representative of the effects on reported net earnings for future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996:

                                                 1997       1996
                    -----------------------------------------------
                    Dividend yield                 0.0%       0.0%
                    Expected volatility           37.0%      40.0%
                    Risk-free interest rate       6.21%      6.21%
                    Expected lives              5 years    5 years
                    ===============================================

(7)           EMPLOYEE BENEFIT PLANS

              The Company has a savings retirement plan ("the Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer up to 16% of their compensation on a pretax basis. The Company may, at its discretion, match a portion of the employee deferrals. During 1997, 1996, and 1995 the Company contributed amounts equal to one-fourth of the employee deferrals, up to 1% of each participant's compensation. For participants who are employed as truck drivers with pay based on actual miles driven, the Company may also elect to contribute 1/2(cent) and 1(cent) per paid mile driven for drivers with over one and two years of service, respectively. The Company contributed $525,000 in 1997, $323,000 in 1996, and $480,000 in 1995, to the Plan on
                  behalf of all employees.

                     TRANSPORT CORPORATION OF AMERICA, INC.


(8)           INCOME TAXES

              The provision for income taxes consists of the following:

                                                            Current               Deferred                Total
---------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1997:
             Federal                                 $          (21,000)     $       4,147,500     $       4,126,500
             State                                              150,000                913,000             1,063,000
---------------------------------------------------------------------------------------------------------------------
                                                     $          129,000      $       5,060,500     $       5,189,500
=====================================================================================================================
For the year ended December 31, 1996:
             Federal                                 $          896,000      $       2,603,000     $       3,499,000
             State                                              239,000                630,000               869,000
---------------------------------------------------------------------------------------------------------------------
                                                     $        1,135,000      $       3,233,000     $       4,368,000
=====================================================================================================================
For the year ended December 31, 1995:
             Federal                                 $        1,385,000      $       2,327,000     $       3,712,000
             State                                              380,000                515,000               895,000
---------------------------------------------------------------------------------------------------------------------
                                                     $        1,765,000      $       2,842,000     $       4,607,000
=====================================================================================================================


              The income tax expense differs from the "expected" tax expense as follows for the years ended December 31, 1997, 1996, and 1995:

                                                             1997                   1996                   1995
---------------------------------------------------------------------------------------------------------------------
Expected federal tax expense at statutory rates    $        4,529,000    $          3,625,000   $          3,643,000
Increases in taxes resulting from:
    State income taxes, net of federal benefit                691,000                 546,000                591,000
    Expenses not deductible for tax purposes                  216,000                 250,000                373,000
    Other                                                    (246,500)                (53,000)                      0
---------------------------------------------------------------------------------------------------------------------
                  Actual tax expense               $        5,189,500    $          4,368,000   $          4,607,000
=====================================================================================================================


                     TRANSPORT CORPORATION OF AMERICA, INC.


              The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                            1997                 1996
-------------------------------------------------------------------------------------------
Deferred tax assets:
      Vacation accrual                                $       328,000     $        226,000
      Allowance for doubtful accounts                         125,000              121,000
      Net operating loss carryforward                       1,688,000                    0
      Insurance, claims, and damage accruals                2,051,000            2,088,000
      Alternative minimum tax credit carryforward           2,137,000            2,117,000
-------------------------------------------------------------------------------------------
          Total deferred tax assets                         6,329,000            4,552,000
-------------------------------------------------------------------------------------------
Deferred tax liabilities:
      Equipment, principally due to differences in
      depreciation and lease                               22,036,000           15,749,000
--------------------------------------------------------------------------------------------
            Net deferred tax liability                $    15,707,000     $     11,197,000
--------------------------------------------------------------------------------------------


              At December 31, 1997, the Company has net operating loss
                  carryforwards for federal income tax purposes of $4,371,700 which are available to offset future federal taxable income, if any, through 2012. The Company also has alternative minimum tax credit carryforwards of approximately $2,137,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

              The Company has reviewed the need for a valuation allowance relating to the deferred tax assets and has ascertained that no allowance is needed.

(9)           MAJOR CUSTOMERS

              Sales to the Company's five largest customers represented 43%,
                  43%, and 39%, of total revenues for 1997, 1996, and 1995, respectively. One customer accounted for approximately 14% of sales in 1997, 16% in 1996, and 13% in 1995.

 (10)         COMMITMENTS

              REVENUE EQUIPMENT LEASES

              The Company has entered into operating leases for certain revenue equipment. The aggregate cost of this leased equipment at the beginning of the leases was approximately $20,302,000 at December 31, 1997.


             Approximately $5,820,000 of the equipment is under noncancelable operating leases of 36 to 60 months, with the equipment reverting to the lessor at the end of lease term.

                     TRANSPORT CORPORATION OF AMERICA, INC.


              Approximately $14,481,000 of the equipment is under TRAC (terminal rental adjustment clause) operating leases, over periods generally ranging from 48 to 72 months. Several of these leases allow the Company to terminate the lease anytime after a minimum lease term, ranging from 12 to 36 months. In exchange, the Company guarantees the lessor a predetermined decreasing resale value. The guaranteed resale value of equipment under TRAC leases, assuming termination at the end of the noncancelable minimum lease term, is approximately $9,325,000 through 1998 which will be reduced by the sales proceeds of the equipment. However, the Company typically continues the lease through to the full term of the lease agreement. The full term guaranteed termination values vary from 20% to 40% of the original cost for tractors, van trailers, and temperature-controlled trailers. Typically the lessor assumes a portion of the residual risk for the condition of the equipment upon termination of the contract.

              Rental expense under these operating leases was approximately
                  $4,751,000 in 1997, $6,438,000 in 1996, and $7,089,000 in
                  1995.

              Aggregate future minimum lease payments as of December 31, 1997 for the noncancelable portion of revenue equipment under operating leases are as follows:

              Years ending December 31:
                    1998                            $           1,016,532
                    1999                                          804,826
                    2000                                          469,482
               -----------------------------------------------------------
                                                    $           2,290,840
               ===========================================================


            OTHER LEASES

              The Company leases one facility with future minimum lease payments of $301,019 which expire in 2000. The total facility and computer equipment operating lease expense was $155,785 in 1997, $138,300 in 1996, and $151,758 in 1995.

            CAPITAL ADDITIONS

              The Company has committed to purchase approximately $9,000,000 of revenue equipment to be delivered during 1998.

            GUARANTEE OF INDEBTEDNESS

              In 1997, the Company established a program whereby experienced
                  Company drivers can purchase their own truck. As part of the program, the driver agrees to make certain commitments to the Company and to purchase a vehicle meeting certain specifications established by the Company. In exchange, the company facilitates the financing of the vehicle by guaranteeing the loans made to drivers participating in the program.

                     TRANSPORT CORPORATION OF AMERICA, INC.


              To accommodate the financing for this program, the Company has entered into a loan servicing and guaranty agreement with a bank. Under the terms of the agreement, the Company guarantees the individual driver loans and has the right to repossess the vehicle in the event a driver defaults on the loan. As of December 31, 1997, thirteen such loans with an outstanding balance of approximately $782,000 had been guaranteed. No loans were in default.

                     TRANSPORT CORPORATION OF AMERICA, INC.


 (11)       Quarterly Financial Data (Unaudited)

            Summarized quarterly financial data for 1997, 1996, 1995


1997:

Quarter                                    First             Second              Third             Fourth
---------------------------------------------------------------------------------------------------------
Operating Revenues                   $43,475,225        $46,368,579        $47,099,930        $49,448,675
Operating Income                       2,287,060          4,199,204          4,790,148          4,906,825
---------------------------------------------------------------------------------------------------------
Net earnings                         $   987,888        $ 2,074,079        $ 2,389,498        $ 2,300,080
Net earnings
per common share:
   Basic                             $      0.15        $      0.32        $      0.36        $      0.35
   Diluted                           $      0.15        $      0.31        $      0.36        $      0.34
=========================================================================================================

1996:

Quarter                                    First             Second              Third             Fourth
---------------------------------------------------------------------------------------------------------

Operating Revenues                   $38,794,178        $41,225,259        $42,463,861        $42,182,800
Operating Income                       1,796,632          3,778,868          4,332,477          3,487,541
---------------------------------------------------------------------------------------------------------
Net earnings                         $   645,179        $ 1,796,739        $ 2,119,071        $ 1,732,910
Net earnings per
common share:
   Basic                             $      0.10        $      0.28        $      0.33        $      0.27
   Diluted                           $      0.10        $      0.27        $      0.32        $      0.26
=========================================================================================================

1995:

Quarter                                    First             Second              Third             Fourth
---------------------------------------------------------------------------------------------------------

Operating Revenues                   $34,350,614        $34,972,128        $36,730,124        $38,201,625
Operating Income                       2,282,580          3,701,119          3,766,426          3,001,230
---------------------------------------------------------------------------------------------------------
Net earnings                         $ 1,046,356        $ 1,857,056        $ 1,859,731        $ 1,342,964
Net earnings per
common share:
   Basic                             $      0.17        $      0.29        $      0.29        $      0.21
   Diluted                           $      0.16        $      0.28        $      0.28        $      0.20
=========================================================================================================


                     TRANSPORT CORPORATION OF AMERICA, INC.


(12)          SUBSEQUENT EVENT

              On February 10, 1998 the Company announced a letter of intent to acquire privately held North Star Transport, Inc., a truckload carrier based in Eagan, Minnesota. The transaction, if completed as expected, will be completed with a combination of cash and an exchange of shares with a total value expected to range from $32 million to $37 million. The number of shares will be less than 20 percent of the Company's outstanding shares at the time of the transaction. North Star has a fleet of approximately 625 owner-operated vehicles and currently generates annual revenues of approximately $75 million. The transaction is expected to be completed in the second quarter of 1998.