Form 10-Q
period 1998-03-31
TRANSPORT CORPORATION OF AMERICA INC
filed 1998-05-14
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES _X_ NO ___

As of May 12, 1998, the Company had outstanding 6,711,574 shares of Common Stock, $.01 par value.

                            -----------------------
                      This Form 10-Q consists of 12 pages.

                     TRANSPORT CORPORATION OF AMERICA, INC.
                          Quarterly Report on Form 10-Q

                                Table of Contents


PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements and Notes

          Consolidated Balance Sheets as of
             March 31, 1998 and December 31, 1997........................Page 3

          Consolidated Statements of Earnings for the
             three months ended March 31, 1998 and 1997..................Page 4

          Consolidated Statements of Cash Flows for the
             three months ended March 31, 1998 and 1997..................Page 5

          Notes to Consolidated Financial Statements ....................Page 6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...................................Page 7

          PART II   OTHER INFORMATION

Item 5.   Other Information  ............................................Page 10

Item 6.   Exhibits and Reports on Form 8-K...............................Page 10

          Exhibit 11  Statement re: Computation of Earnings per
                      Common Share  .....................................Page 11

          Exhibit 27  Financial Data Schedule............................

                     TRANSPORT CORPORATION OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    MARCH 31,        DECEMBER 31,
                                                                      1998              1997
                                                                    ---------        ---------
ASSETS:                                                            (unaudited)           *
Current assets:
    Cash and cash equivalents                                       $   6,868        $   1,383
    Trade receivables, net of allowance for doubtful accounts          17,705           17,482
    Other receivables                                                   1,078            4,757
    Operating supplies                                                    904              989
    Deferred income taxes                                               3,492            3,945
    Prepaid expenses and tires                                          3,610            1,921
                                                                    ---------        ---------
        Total current assets                                           33,657           30,477

Revenue equipment, at cost                                            128,958          126,886
    Less: accumulated depreciation                                    (33,006)         (29,871)
                                                                    ---------        ---------
        Net revenue equipment                                          95,952           97,015

Property, other equipment, and improvements:
    Land, buildings, and improvements                                  17,272           17,120
    Furniture and other equipment                                       7,500            7,082
    Less: accumulated depreciation                                     (6,513)          (6,177)
                                                                    ---------        ---------
        Net property, other equipment, and improvements                18,259           18,025

Other assets, net                                                       2,151            2,276
                                                                    ---------        ---------
    TOTAL ASSETS                                                    $ 150,019        $ 147,793
                                                                    =========        =========

LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
    Current maturities of long-term debt                            $  19,385        $  19,077
    Accounts payable                                                    3,215            3,557
    Checks issued in excess of cash balances                            1,643                0
    Due to independent contractors                                      1,855              518
    Accrued expenses                                                   11,514            9,563
                                                                    ---------        ---------
        Total current liabilities                                      37,612           32,715

Long term debt, less current maturities                                39,834           44,618

Deferred income taxes                                                  20,069           19,652

Stockholders' equity:
    Common stock                                                           67               66
    Additional paid-in capital                                         24,219           23,824
    Retained earnings                                                  28,218           26,918
                                                                    ---------        ---------
        Total stockholders' equity                                     52,504           50,808
                                                                    ---------        ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 150,019        $ 147,793
                                                                    =========        =========



* Based upon audited financial statements.

                     TRANSPORT CORPORATION OF AMERICA, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (IN THOUSANDS, EXCEPT SHARES AND EARNINGS PER SHARE)


                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                               ----------------------------------------------------------------
                                                          1998                                1997
                                               -----------------------------    ------------------------------
                                                   AMOUNT              %             AMOUNT              %
                                               -------------       --------      -------------       ---------
                                                                        (unaudited)

OPERATING REVENUES                             $      49,488           100.0     $      43,475           100.0

OPERATING EXPENSES:
  Salaries, wages, and benefits                       15,106            30.5            12,362            28.4
  Fuel, maintenance, and other expense                 6,796            13.7             6,368            14.7
  Purchased transportation                            14,160            28.6            13,472            31.0
  Revenue equipment leases                               966             2.0             1,285             3.0
  Depreciation and amortization                        4,410             8.9             3,706             8.5
  Insurance, claims, and damage                        1,525             3.1             1,340             3.1
  Taxes and licenses                                     835             1.7               799             1.8
  Communication                                          612             1.2               535             1.2
  Other general and administrative expenses            1,933             3.9             1,629             3.7
  (Gain) on disposition of equipment                     (12)            0.0              (308)           (0.7)
                                               -------------   -------------     -------------   -------------
     TOTAL OPERATING EXPENSES                         46,331            93.6            41,188            94.7
                                               -------------   -------------     -------------   -------------
     OPERATING INCOME                                  3,157             6.4             2,287             5.3

Interest expense                                       1,115             2.3               664             1.5
Interest income                                          (91)           (0.2)              (52)           (0.1)
                                               -------------   -------------     -------------   -------------
     INTEREST EXPENSE, NET                             1,024             2.1               612             1.4

     EARNINGS BEFORE INCOME TAXES                      2,133             4.3             1,675             3.9

Provision for income taxes                               833             1.7               687             1.6
                                               -------------   -------------     -------------   -------------

     NET EARNINGS                              $       1,300             2.6     $         988             2.3
                                               =============   =============     =============   =============


Earnings per common share
    Basic                                      $        0.19                     $        0.15
    Diluted                                    $        0.19                     $        0.15

Average common shares outstanding
    Basic                                          6,669,700                         6,515,624
    Diluted                                        6,767,671                         6,735,828


                     TRANSPORT CORPORATION OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       THREE MONTHS ENDED
                                                                      ---------------------
                                                                             MARCH 31,
                                                                      ---------------------
                                                                        1998         1997
                                                                      --------     --------
                                                                             (unaudited)
OPERATING ACTIVITIES:
      Net earnings                                                    $  1,300     $    988
      Adjustments to reconcile net earnings to net
        cash provided by operating activities:
          Depreciation and amortization                                  4,410        3,706
          Gain on disposition of equipment                                 (12)        (308)
          Deferred income taxes                                            870          398
          Changes in operating assets and liabilities:
              Trade receivables                                           (223)      (2,108)
              Other receivables                                          3,679       (1,313)
              Operating supplies                                            85           89
              Prepaid expenses and tires                                (1,689)      (1,547)
              Accounts payable                                            (342)         411
              Due to independent contractors                             1,337          364
              Accrued expenses                                           1,952          455
                                                                      --------     --------
                  Net cash provided by operating activities             11,367        1,135
                                                                      --------     --------

INVESTING ACTIVITIES:
      Payments for purchases of revenue equipment                       (3,774)      (7,879)
      Payments for purchases of property, other equipment,
        and leasehold improvements                                        (633)        (590)
      Increase in other assets                                               0           (2)
      Proceeds from disposition of equipment                               962        2,167
                                                                      --------     --------
                  Net cash used in investing activities                 (3,445)      (6,304)
                                                                      --------     --------

FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                               396          256
      Payments for repurchase and retirement of common stock                 0         (493)
      Proceeds from issuance of long-term debt                               0        3,510
      Principal payments on long-term debt                              (4,476)      (3,315)
      Net checks issued in excess of cash balances                       1,643        1,052
                                                                      --------     --------
                  Net cash provided (used) by financing activities      (2,437)       1,010
                                                                      --------     --------

                  INCREASE (DECREASE) IN CASH                            5,485       (4,159)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           1,383        6,341
                                                                      --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  6,868     $  2,182
                                                                      ========     ========

Supplemental disclosure of cashflow information:
      Cash paid during the period for:
          Interest, net                                               $  1,099     $    691
          Income taxes, net                                                 41          104


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

                  These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's most recent annual financial statements on Form 10-K for the year ended December 31, 1997. The policies described in that report are used in preparing quarterly reports. Certain balances from prior periods have been restated to conform to current presentation.

                  The Company's business is seasonal. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.       New Accounting Pronouncements

                  The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, in the first quarter of 1998. There were no components of comprehensive income which require disclosure in any of the periods presented herein.

3.       Commitments

                  As of March 31, 1998 the Company had commitments for the purchase of approximately $21 million of revenue equipment, net of anticipated proceeds from the disposition of used equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Three Months Ended March 31, 1998 and 1997

                  Operating revenues increased 13.8% to $49.5 million for the quarter ended March 31, 1998 from $43.5 million for the quarter ended March 31, 1997. Excluding fuel surcharges in both periods, revenues increased 15.6% in the first quarter of 1998, compared to the same period of 1997. Revenues per mile, excluding fuel surcharges, were $1.25 per mile in the first quarter of 1998, compared to $1.27 per mile for the same period of 1997, reflecting a trend in 1998 toward slightly longer lengths of haul and reduced accessorial demands. Equipment utilization, as measured by average revenues per tractor per week, net of fuel surcharges, was $2,795 during the first quarter of 1998, compared to $2,717 in the first quarter of 1997, a 2.9% improvement.

                  Pre-tax margin (earnings before income taxes as a percentage of operating revenues), including the effect of an approximately $269,000 loss related to Transport International Express, Inc.("T.I.E."), the Company's airport-to-airport expedited less-than-truckload service, increased to 4.3% in the first quarter of 1998 from 3.9% for the same period of 1997. Efficiency, as measured by average annualized revenues per non-driver employee, improved 3.5% to $548,000 for the first quarter of 1998, compared to $529,600 for the same period of 1997. Salaries, wages and benefits as a percentage of operating revenues rose to 30.5% in the first quarter of 1998, compared to 28.4% for the same period of 1997. The increase is primarily a reflection of the greater number of employee drivers and incremental T.I.E. expense during 1998, compared to the same period of 1997. Consistent with a lower average number of independent contractors in the first quarter of 1998, compared to the first quarter of 1997, the miles driven by independent contractors declined as a percentage of all miles in the first quarter of 1998. Accordingly, purchased transportation decreased as a percentage of operating revenues to 28.6% in the first quarter of 1998 from 31.0% for the same period of 1997. Purchased transportation in the first quarter of 1998, when compared to the first quarter of 1997, also reflects a decrease in the pass-through of fuel surcharges which were collected on behalf of independent contractors during 1997. As of March 31, 1998 and 1997, there were 445 and 484 independent contractors, respectively. The decline of fuel, maintenance and other expenses as a percentage of operating revenues to 13.7% in the first quarter of 1998, compared to 14.7% in the first quarter of 1997, reflects significantly lower fuel prices and favorable winter operating conditions which were enjoyed in the first quarter of 1998, partially offset by the increase in employee driver miles as a percent of total miles during the first quarter of 1998, when compared to the same period of 1997. As a result of the expanded use of debt-financed equipment, revenue equipment leases decreased as a percentage of operating revenues to 2.0% in the first quarter of 1998 from 3.0% for the same period of 1997.

                  Gain on the disposition of equipment was $12,000 in the first quarter of 1998, compared to a gain of $308,000 in the first quarter of 1997, as a result of the fewer number of dispositions in 1998, when compared to the same period of 1997.

                  The effective tax rate for the first quarter of 1998 was 39.0%, compared to the 41.0% effective tax rate for the first quarter of 1997. The lower effective rate in 1998 was due to a continued decline in Company per diem payments, which are not fully deductible for income tax purposes, when compared to the first quarter of 1997. The Company pays certain of its drivers a per diem allowance while on the road to cover meals and other expenses.

                  As a consequence of the items discussed above, net earnings increased 32% to $1,300,000, or 2.6% of operating revenues for the quarter ended March 31, 1998 from $988,000, or 2.3% of operating revenues for the quarter ended March 31, 1997.

         LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities was $11.4 million in the first three months of 1998. The working capital deficit as of March 31, 1998 was $4.0 million, compared to the $2.2 million deficit which existed as of December 31, 1997. The working capital deficit at March 31, 1998 includes $19.4 million of current maturities of long-term debt associated with revenue equipment which is treated as a non-current asset on the balance sheet. The Company has historically operated effectively with current liabilities in excess of current assets through a combination of operating profits, collections on accounts receivable, proceeds from the disposition of equipment, and other cash management strategies. The Company expects that working capital deficits will continue in the future. Management expects to be able to continue to meet its obligations, including liabilities for claim payments associated with the Company's retention of accident and workers' compensation claims.

                  Investing activities in the first three months of 1998 consumed net cash of $3.4 million, primarily for the purchase of 46 new tractors, as well as other equipment and improvements, less proceeds from the disposition of 23 used tractors. These expenditures were financed through a combination of cash generated by operations and proceeds from equipment dispositions. As of March 31, 1998 the Company had commitments for the purchase of approximately $21 million of revenue equipment, net of anticipated proceeds from the disposition of used equipment. The Company has arranged to finance the revenue equipment purchases.

                  Net cash used by financing activities was $2.4 million in the first three months of 1998, including $4.5 million representing payments under the Company's term loan agreements.

                  The Company has a $15 million credit facility with a bank, consisting of a $10 million line of credit secured primarily by its accounts receivable, and an additional $5 million line of credit secured by revenue equipment not otherwise pledged. The credit facility, which expires in May 1999, is used to meet short-term operating cash requirements, as well as letter of credit requirements associated with the Company's self-insured retention arrangements. At March 31, 1998, there were letters of credit outstanding totaling $2.8 million under this program and no other outstanding borrowings.

                  The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, long-term debt financing, equipment dispositions, and the line of credit. The Company intends to increase its bank credit facility to $25 million to fund the cash portion of its planned acquisition of North Star Transport, Inc. See "Item 5, Other Information."

         FORWARD-LOOKING STATEMENTS

                  The Company has included various statements in this Management's Discussion and Analysis and Results Of Operations which may be considered as forward-looking statements of expected future results of operations or events made pursuant to the safe harbor provisions of the Private Securities Litigations Reform Act of 1995. Such statements, based upon management's interpretation of currently available information, are subject to risks and uncertainties that could cause future financial results or events to differ materially from those which are presented. Such risks and factors which are outside of the Company's control include general economic conditions, competition in the transportation industry, governmental regulation, the Company's ability to recruit, train and retain qualified drivers, fuel prices, and adverse weather conditions. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

         YEAR 2000

                  The Company believes it is on schedule with its project to complete, during 1998, the replacement and upgrade of those systems which are not currently Year 2000 compliant. This project is part of a larger on-going upgrade initiative to replace all key operational support systems within the company.

PART II OTHER INFORMATION

Item 5.  Other Information:

                  The Company is negotiating a definitive agreement to acquire North Star Transport, Inc., a private truckload carrier based in Eagan, Minnesota, and expects the transaction to proceed to its conclusion in the early part of the third quarter of fiscal 1998 following satisfaction of certain closing conditions, including the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Company will pay a purchase price consisting of approximately $15.8 million of cash and 1.2 million of the Company's Common Stock, in addition to quarterly payments totaling up to approximately $750,000.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits:

         Exhibit
         Number   Description                                             Page
         ------   -----------                                             ----

         11      Statement re: Computation of Net Earnings per Share.......11
         27      Financial Data Schedule...................................

         (b)      Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TRANSPORT CORPORATION OF AMERICA, INC.

Date: May 12, 1998                 /s/ James B. Aronson
      ---------------         --------------------------------------------------
                              James B. Aronson
                              Chairman of the Board and Chief Executive Officer

                                   /s/ Robert J. Meyers
                              --------------------------------------------------
                              Robert J. Meyers
                              President, Chief Operating Officer, and
                              Chief Financial Officer (Principal
                              Financial and Accounting Officer)