Form 10-Q
period 1998-06-30
TRANSPORT CORPORATION OF AMERICA INC
filed 1998-08-13
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24908


                     TRANSPORT CORPORATION OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MINNESOTA                                           41-1386925
---------------------------------                           -------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                             1769 YANKEE DOODLE ROAD
                             EAGAN, MINNESOTA 55121
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (651) 686-2500

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  YES _X_   NO ___

As of August 10, 1998, the Company had outstanding 7,915,303 shares of Common Stock, $.01 par value.

                     TRANSPORT CORPORATION OF AMERICA, INC.
                          Quarterly Report on Form 10-Q

                                Table of Contents


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes

         Consolidated Balance Sheets as of
           June 30, 1998 and December 31, 1997 ..........................Page 3

         Consolidated Statements of Earnings for the three and
           six months ended June 30, 1998 and 1997 ......................Page 4

         Consolidated Statements of Cash Flows for the
           six months ended June 30, 1998 and 1997 ......................Page 5

         Notes to Consolidated Financial Statements .....................Page 6


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................Page 7

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ............Page 10

Item 5.  Other Information ..............................................Page 10

Item 6.  Exhibits and Reports on Form 8-K ...............................Page 11

                     TRANSPORT CORPORATION OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    JUNE 30,      DECEMBER 31,
                                                                      1998            1997
                                                                   ---------       ---------
ASSETS:                                                           (unaudited)          *
Current assets:
    Cash and cash equivalents                                      $      66       $   1,383
    Trade receivables, net of allowance for doubtful accounts         19,474          17,482
    Other receivables                                                    964           4,757
    Operating supplies                                                   960             989
    Deferred income taxes                                              3,628           3,945
    Prepaid expenses and tires                                         3,189           1,921
                                                                   ---------       ---------
        Total current assets                                          28,281          30,477

Revenue equipment, at cost                                           145,072         126,886
    Less: accumulated depreciation                                   (36,871)        (29,871)
                                                                   ---------       ---------
        Net revenue equipment                                        108,201          97,015

Property, other equipment, and improvements:
    Land, buildings, and improvements                                 17,421          17,120
    Furniture and other equipment                                      8,105           7,082
    Less: accumulated depreciation                                    (6,887)         (6,177)
                                                                   ---------       ---------
        Net property, other equipment, and improvements               18,639          18,025

Deposit on acquisition                                                15,800               0
Other assets, net                                                      2,174           2,276
                                                                   ---------       ---------
  TOTAL OTHER ASSETS                                                  17,974           2,276
                                                                   ---------       ---------

    TOTAL ASSETS                                                   $ 173,095       $ 147,793
                                                                   =========       =========

LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
    Note payable to bank                                           $  11,670       $       0
    Current maturities of long-term debt                              22,083          19,077
    Accounts payable                                                   4,593           3,557
    Checks issued in excess of cash balances                           1,803               0
    Due to independent contractors                                     1,793             518
    Accrued expenses                                                  11,968           9,563
                                                                   ---------       ---------
        Total current liabilities                                     53,910          32,715

Long term debt, less current maturities                               42,953          44,618

Deferred income taxes                                                 21,421          19,652

Stockholders' equity:
    Common stock                                                          67              66
    Additional paid-in capital                                        24,312          23,824
    Retained earnings                                                 30,432          26,918
                                                                   ---------       ---------
        Total stockholders' equity                                    54,811          50,808
                                                                   ---------       ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 173,095       $ 147,793
                                                                   =========       =========

* Based upon audited financial statements.

                     TRANSPORT CORPORATION OF AMERICA, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (IN THOUSANDS, EXCEPT SHARES AND EARNINGS PER SHARE)

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                                 -----------------------------       -----------------------------
                                                    1998              1997              1998              1997
                                                 -----------       -----------       -----------       -----------
                                                   AMOUNT            AMOUNT            AMOUNT            AMOUNT
                                                 -----------       -----------       -----------       -----------
                                                          (unaudited)                         (unaudited)
OPERATING REVENUES                               $    53,075       $    46,369       $   102,563       $    89,844

OPERATING EXPENSES:
  Salaries, wages, and benefits                       16,059            12,827             1,165            25,189
  Fuel, maintenance, and other expense                 6,405             6,209             3,202            12,577
  Purchased transportation                            15,238            13,744             9,397            27,216
  Revenue equipment leases                               949             1,261             1,915             2,545
  Depreciation and amortization                        4,694             3,848             9,104             7,554
  Insurance, claims, and damage                        1,390             1,436             2,915             2,777
  Taxes and licenses                                     915               856             1,750             1,655
  Communication                                          653               531             1,265             1,066
  Other general and administrative expenses            2,139             1,509             4,072             3,138
  (Gain) on disposition of equipment                     (47)              (51)              (59)             (359)
                                                 -----------       -----------       -----------       -----------
     TOTAL OPERATING EXPENSES                         48,395            42,170            94,726            83,358
                                                 -----------       -----------       -----------       -----------
     OPERATING INCOME                                  4,680             4,199             7,837             6,486

Interest expense                                       1,075               755             2,190             1,419
Interest income                                          (25)               (6)             (116)              (58)
                                                 -----------       -----------       -----------       -----------
     INTEREST EXPENSE, NET                             1,050               749             2,074             1,361

     EARNINGS BEFORE INCOME TAXES                      3,630             3,450             5,763             5,125

Provision for income taxes                             1,416             1,376             2,249             2,063
                                                 -----------       -----------       -----------       -----------

     NET EARNINGS                                $     2,214       $     2,074       $     3,514       $     3,062
                                                 ===========       ===========       ===========       ===========

Earnings per common share
    Basic                                        $      0.33       $      0.31       $      0.53       $      0.47
    Diluted                                      $      0.33       $      0.31       $      0.52       $      0.45

Average common shares outstanding
    Basic                                          6,712,746         6,590,141         6,691,223         6,552,883
    Diluted                                        6,785,200         6,728,434         6,776,435         6,732,131


                    TRANSPORT CORPORATION OF AMERICAN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          SIX MONTHS ENDED
                                                                      -----------------------
                                                                              JUNE 30,
                                                                      -----------------------
                                                                        1998           1997
                                                                      --------       --------
                                                                            (unaudited)
OPERATING ACTIVITIES:
     Net earnings                                                     $  3,514       $  3,062
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization                                   9,104          7,554
         Gain on disposition of equipment                                  (59)          (359)
         Deferred income taxes                                           2,086            928
         Changes in operating assets and liabilities:
             Trade receivables                                          (1,992)        (4,243)
             Other receivables                                           3,793             15
             Operating supplies                                             29            139
             Prepaid expenses and tires                                 (1,268)        (1,019)
             Accounts payable                                            1,036            296
             Due to independent contractors                              1,275            361
             Accrued expenses                                            2,405          1,284
                                                                      --------       --------
                 Net cash provided by operating activities              19,923          8,018
                                                                      --------       --------

INVESTING ACTIVITIES:
     Payments for purchases of revenue equipment                       (20,449)       (15,098)
     Payments for purchases of property, other equipment,
       and leasehold improvements                                            0              0
     Increase in other assets                                           (1,409)        (3,849)
     Deposit on acquisition                                            (15,800)
     Proceeds from disposition of equipment                              1,115          2,666
                                                                      --------       --------
                 Net cash used in investing activities                 (36,543)       (16,281)
                                                                      --------       --------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                489            257
     Payments for repurchase and retirement of common stock                  0           (958)
     Proceeds from issuance of long-term debt                           10,577          7,425
     Principal payments on long-term debt                               (9,236)        (6,464)
     Proceeds from issuance of notes payable to bank                    11,670          8,685
     Principal payments on notes payable to bank                             0         (7,275)
     Net checks issued in excess of cash balances                        1,803            290
                                                                      --------       --------
                 Net cash provided by financing activities              15,303          1,960
                                                                      --------       --------

                 INCREASE (DECREASE) IN CASH                            (1,317)        (6,303)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           1,383          6,341
                                                                      --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $     66       $     38
                                                                      ========       ========

Supplemental disclosure of cashflow information:
   Cash paid during the period
     for:
         Interest, net                                                $  2,183       $  1,417
         Income taxes, net                                                  71            510


                     TRANSPORT CORPORATION OF AMERICA, INC.
                   Notes to Consolidated Financial Statements


1.    Interim Financial Statements (unaudited)

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

            These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's most recent annual financial statements on Form 10-K for the year ended December 31, 1997. The policies described in that report are used in preparing quarterly reports. Certain balances from prior periods have been reclassified to conform to current presentation.

            The Company's business is seasonal. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.    New Accounting Pronouncements

            The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, in the first quarter of 1998. There were no components of comprehensive income which require disclosure in any of the periods presented herein.

3.    Commitments

            As of June 30, 1998 the Company had commitments for the purchase of approximately $37 million of revenue equipment and land, net of anticipated proceeds from the disposition of used equipment.

4.    Acquisition of North Star Transport, Inc.

            On June 30, 1998, the Company made a $15.8 million cash deposit, derived from existing cash and borrowings under the Company's credit facility, for the acquisition of North Star Transport, Inc. ("North Star") which became effective on July 1, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Three Months Ended June 30, 1998 and 1997

            Operating revenues increased 14.5% to $53.1 million for the quarter ended June 30, 1998 from $46.4 million for the quarter ended June 30, 1997. Greater freight volumes from existing customers continued as the primary source of revenue growth. Revenues per mile were $1.25 per mile in the second quarter of 1998, compared to $1.29 per mile for the same period of 1997, reflecting a continued trend in 1998 toward longer lengths of haul and reduced accessorial demands. Equipment utilization, as measured by average revenue per tractor per week, was $2,905 during the second quarter of 1998, compared to $2,837 in the second quarter of 1997.

            Pre-tax margin (earnings before income taxes as a percentage of operating revenues) including the effect of an approximately $211,000 loss related to Transport International Express, Inc. ("T.I.E."), the Company's airport-to-airport expedited less-than-truckload service, were 6.8% in the second quarter of 1998, compared to 7.4% in the same period of 1997. Efficiency, as measured by average annualized revenues per non-driver employee, improved 2.0% to $561,200 for the second quarter of 1998, compared to $550,400 for the same period of 1997. Salaries, wages, and benefits as a percentage of operating revenues increased to 30.3% in the second quarter of 1998, compared to 27.7% for the same period of 1997, resulting primarily from a relative increase in the number of employee drivers during 1998, additional personnel for the Company's driver training program, and administrative and operating personnel in T.I.E., which commenced operations in the third quarter of 1997. Reflecting a lower average number of independent contractors during the second quarter of 1998, compared to the same period of 1997, the miles driven by independent contractors declined 4.3% as a percentage of all miles driven in the second quarter of 1998. As a result,, purchased transportation decreased as a percentage of operating revenues to 28.7% in the second quarter of 1998 from 29.6% for the same period of 1997. As of June 30, 1998 and 1997, the Company utilized 424 and 464 independent contractors, respectively. The decline of fuel, maintenance, and other expenses as a percentage of operating revenues to 12.1% in the second quarter of 1998, when compared to 13.4% in the second quarter of 1997, reflects moderating fuel prices and somewhat lower tire and maintenance expenses, partially offset by an increase in miles driven by employee drivers as a percent of total miles during the second quarter of 1998, when compared to the same period of 1997. Revenue equipment leases decreased as a percentage of operating revenues to 1.8% in the second quarter of 1998 from 2.7% for the same period of 1997, a continuation of an historical trend resulting from the expanded use of debt financed equipment in place of leased equipment. Depreciation and amortization for the second quarter of 1998 was 8.8% of operating revenues, compared to 8.3% for the same period of 1997, primarily reflecting additions to company-owned equipment, compared to the year-ago period. Insurance, claims and damage as a percentage of operating revenues improved to 2.6%, in the second quarter of 1998 from 3.1% for the same period of 1997 primarily as a result of lower insurance premiums and favorable accident costs in the second quarter of 1998, when compared to the same period of 1997. Other general and administrative expenses as a percentage of operating revenues were 4.0% in the second quarter of 1998, compared 3.3% for the same period of 1997, primarily reflecting incremental driver hiring and training expenses in 1998.

            Net interest expense in the second quarter of 1998 was 2.0% of operating revenues, compared to 1.7% for the same period of 1997, primarily a reflection of the higher average in 1998 of outstanding debt associated with revenue equipment purchases when compared to 1997.

            The effective tax rate for the second quarter of 1998 was 39.0%, compared to the 39.9% effective tax rate for the second quarter of 1997. The lower effective rate in 1998 was primarily due to a continued decline in Company per diem payments, which are not fully deductible for income tax purposes, when compared to the second quarter of 1997. The Company pays certain of its drivers a per diem allowance while on the road to cover meals and other expenses.

            As a consequence of the items discussed above, net earnings increased to $2.2 million, or 4.2% of operating revenues for the quarter ended June 30, 1998 from $2.1 million, or 4.5% of operating revenues for the quarter ended June 30, 1997.

      Six Months Ended June 30, 1998 and 1997

            Operating revenues increased 14.2% to $102.6 million for the six months ended June 30, 1998 from $89.8 million for the first six months of 1997. Greater freight volumes from existing customers continued as the primary source of revenue growth. Revenues per mile were $1.25 per mile in the first six months of 1998 compared to $1.28 per mile for the same period of 1997, reflecting a continued trend in 1998 toward longer lengths of haul and reduced accessorial demands. Equipment utilization, as measured by average revenues per tractor per week, improved to $2,842 during the first six months of 1998 from $2,798 for the same period of 1997.

            Pre-tax margin (earnings before income taxes as a percentage of operating revenues) was 5.6% in the first six months of 1998, compared to 5.7% for the same period of 1997. Efficiency, as measured by average annualized revenues per non-driver employee, increased 2.7% to $554,700 for the first six months of 1998 from $540,100 for the same period of 1997. Salaries, wages, and benefits as a percentage of operating revenues rose to 30.4% in the first six months of 1998, compared to 28.0% for the same period of 1997, resulting primarily from an increase in the number of employee drivers during 1998, additional personnel for the Company's driver training program, and administrative and operating personnel in T.I.E., which commenced operations in the third quarter of 1997. Independent contractor miles declined 3.2% in the first six months of 1998, compared to the same period of 1997, primarily as a result of a lower average number of independent contractors during the first six months of 1998 compared to the same period of 1997. Correspondingly, purchased transportation declined as a percentage of operating revenues to 28.7% in the first six months of 1998 from 30.3% for the same period of 1997. Fuel, maintenance, and other expenses decreased as a percentage of operating revenues to 12.9% in the first six months of 1998 from 14.0% for the same period of 1997, reflecting lower fuel prices and maintenance expenses, and favorable winter operating conditions in the first quarter of 1998, partially offset by an increase in miles driven by employee drivers as a percent of total miles in 1998, compared to 1997. Revenue equipment leases decreased as a percentage of operating revenues to 1.9% in the first six months of 1998 from 2.9% for the same period of 1997, primarily as a result of the expanded use of debt financed equipment. Depreciation and amortization increased as a percentage of operating revenues to 8.9% in the first six months of 1998, compared to 8.4% for the same period of 1997, primarily reflecting increases of company-owned equipment over year-ago levels. Other general and administrative expenses as a percentage of operating revenues were 4.0% in the first six months of 1998, compared 3.5% for the same period of 1997, reflecting incremental driver hiring and training expenses in 1998 for programs which were expanded in the last half of 1997.

            In the first six months of 1998, gain on the disposition of equipment was $59,000, compared to a gain of $359,000 in the first six months of 1997, due to the fewer number of equipment dispositions in 1998, when compared to 1997.

            Net interest expense in the first six months of 1998 was 2.0% of operating revenues, compared to 1.5% for the same period of 1997, primarily a reflection of the higher average in 1998 of outstanding debt associated with revenue equipment purchases, when compared to 1997.

            The effective tax rate for the first six months of 1998 was 39.0%, compared to the 40.3% effective tax rate for the first six months of 1997. The lower effective rate in 1998 is due to a decline in Company per diem payments, which are not fully deductible for income tax purposes, when compared to the first six months of 1997. The Company pays certain of its drivers a per diem allowance while on the road to cover meals and other expenses.

            As a consequence of the items discussed above, net earnings increased to $3.5 million, or 3.4% of operating revenues, for the six months ended June 30, 1998 from $3.1 million, or 3.4% of operating revenues, for the six months ended June 30, 1997.

      LIQUIDITY AND CAPITAL RESOURCES

            Net cash provided by operating activities was $19.9 million in the first six months of 1998. The working capital deficit as of June 30, 1998 was $25.6 million, compared to the $2.2 million deficit which existed as of December 31, 1997. The working capital deficit at June 30, 1998 includes $11.7 million of notes payable to bank, a reduction of cash balances associated with a $15.8 million cash deposit on the acquisition of North Star Transport, Inc. ("North Star"), and $22.1 million of current maturities of long-term debt associated with revenue equipment. Both revenue equipment and the acquisition deposit are treated as non-current assets on the balance sheet. The Company has historically operated effectively with current liabilities in excess of current assets through a combination of operating profits, collections on accounts receivable, proceeds from the disposition of equipment, and other cash management strategies. Upon completion of the credit facility noted below, the Company plans to replace a substantial portion of current maturities of long-term debt with non-current debt.

            Investing activities in the first six months of 1998 consumed net cash of $36.5 million, including $15.8 million for a deposit on the acquisition of North Star and $20.4 million for the purchase of 116 new tractors and 250 new trailers, as well as other equipment and improvements, net of proceeds from the disposition of used equipment. As of June 30, 1998 the Company had commitments for the purchase of approximately $37 million of revenue equipment and land, net of anticipated proceeds from the disposition of used equipment. The Company has arranged to finance the revenue equipment purchases.

            Net cash provided by financing activities was $15.3 million in the first six months of 1998, including borrowing of $11.7 million under the Company's credit facility as a result of a deposit on the acquisition of North Star, proceeds of $10.6 million from the issuance of long-term debt associated with the purchase of revenue equipment, less payments of $9.2 million under the Company's term loan agreements.

            The Company amended its bank credit facility in the second quarter of 1998, providing for an increase to $25 million in anticipation of funding the cash portion of its acquisition of North Star. The amended credit facility, which expires at the end of August, 1998, is secured primarily by accounts receivable and revenue equipment not otherwise pledged. The Company is completing negotiations of a $100 million unsecured credit facility and expects to have that facility in place prior to the end of August, 1998. The replacement credit facility, which expires three years from the commencement date, will be used to retire a substantial portion of existing long-term debt upon commencement of the facility. Thereafter, the facility will be used to meet working capital needs, make purchases of revenue equipment and other assets, satisfy letter of credit requirements associated with the Company's self-insured retention arrangements, and for acquisitions. At June 30, 1998, there were letters of credit outstanding totaling $3.6 million under this program and outstanding borrowings of $11.7 million.

            The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, equipment dispositions, and the credit facility.

      FORWARD-LOOKING STATEMENTS

            The Company has included various statements in this Management's Discussion and Analysis and Results Of Operations which may be considered as forward-looking statements of expected future results of operations or events made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, based upon management's interpretation of currently available information, are subject to risks and uncertainties that could cause future financial results or events to differ materially from those which are presented. Such risks and factors include general economic conditions, competition in the transportation industry, governmental regulation, the Company's ability to recruit, train and retain qualified drivers, the cost of fuels, customer decisions to meet their transportation needs, the ability of the Company to maintain a higher level of service than its competitors, the integration of its acquisition of North Star, the ultimate success of TIE, adverse weather conditions, and other factors outside the Company's control. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

      YEAR 2000

            The company believes that it is on schedule with its project to complete, during 1998, the replacement and upgrade of those computer systems which are not currently Year 2000 compliant. Any of the Company's computer programs, or its vendors' or customers' computer programs, that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company's project to replace and upgrade non-compliant systems is part of a larger on-going initiative to replace all key operational support systems within the Company. The Company is also contacting its vendors and customers, particularly those with whom EDI transactions are exchanged with the objective of identifying and resolving Year 2000 issues by mid-1999. Currently, the Company believes that the costs of addressing the year 2000 issue will not have a material adverse impact on its financial position.

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

         On May 21, 1998 the Company held its Annual Meeting of Shareholders. At the meeting, the following actions were taken:

         (a)      The following persons were elected to the Company's Board of
                  Directors:

                                            Votes For    Votes Withheld
                                            ---------    --------------
                  James B. Aronson          6,279,515        23,567
                  Michael J. Paxton         6,279,316        23,766
                  Robert J. Meyers          6,267,394        35,688
                  Anton J. Christianson     6,279,516        23,566
                  Kenneth J. Roering        6,279,516        23,566
                  William D. Slattery       6,267,103        35,979

         (b) The Company's shareholders approved the selection of KPMG Peat Marwick LLP as independent public accountants by a vote of 6,275,442 shares in favor, 4,975 shares against and 22,665 shares abstaining.

Item 5.  Other Information:

                  Effective July 1, 1998, the Company completed its purchase of North Star Transport, Inc., a private truckload carrier based in Eagan, Minnesota. The purchase price consisted of a $15.8 million cash deposit and 1.2 million shares of the Company's common stock. The Company made a filing on Form 8-K respecting the transaction on July 15, 1998.

                  As disclosed in this year's Proxy Statement, the deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders is December 11, 1998. Additionally, if the Company receives notice of a separate shareholder proposal after April 6, 1999, such proposal will be considered untimely pursuant to Rules 14a-4 and 14a-5(e) and the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.


Item 6.  Exhibits and Reports on Form 8-K:

         (a)       Exhibits:

         Exhibit
         Number    Description                                              Page
         ------    -----------                                              ----

         10.1      Amendment dated as of June 24, 1998 to Credit Agreement
                   between Firstar Bank of Minnesota, N.A. and the Company....
         11        Statement re: Computation of Net Earnings per Share........14
         27        Financial Data Schedule....................................15

         (b)       Reports on Form 8-K:

                   No reports on Form 8-K were filed during the quarter ended June 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TRANSPORT CORPORATION OF AMERICA, INC.



Date:  August 13, 1997      /s/ Robert J. Meyers
                            ----------------------------------------------------
                            Robert J. Meyers
                            President and Chief Operating Officer



                            /s/ Michael D. Kandris
                            ----------------------------------------------------
                            Michael D. Kandris
                            Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)