Form 10-Q/A
period 1998-06-30
TRANSPORT CORPORATION OF AMERICA INC
filed 1998-09-03
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A

                          AMENDMENT NO. 1 TO FORM 10-Q

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
              (IN THOUSANDS, EXCEPT SHARES AND EARNINGS PER SHARE)

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                                 -----------------------------       -----------------------------
                                                    1998              1997              1998              1997
                                                 -----------       -----------       -----------       -----------
                                                   AMOUNT            AMOUNT            AMOUNT            AMOUNT
                                                 -----------       -----------       -----------       -----------
                                                          (unaudited)                         (unaudited)
OPERATING REVENUES                               $    53,075       $    46,369       $   102,563       $    89,844

OPERATING EXPENSES:
  Salaries, wages, and benefits                       16,059            12,827            31,165            25,189
  Fuel, maintenance, and other expense                 6,405             6,209            13,202            12,577
  Purchased transportation                            15,238            13,744            29,397            27,216
  Revenue equipment leases                               949             1,261             1,915             2,545
  Depreciation and amortization                        4,694             3,848             9,104             7,554
  Insurance, claims, and damage                        1,390             1,436             2,915             2,777
  Taxes and licenses                                     915               856             1,750             1,655
  Communication                                          653               531             1,265             1,066
  Other general and administrative expenses            2,139             1,509             4,072             3,138
  (Gain) on disposition of equipment                     (47)              (51)              (59)             (359)
                                                 -----------       -----------       -----------       -----------
     TOTAL OPERATING EXPENSES                         48,395            42,170            94,726            83,358
                                                 -----------       -----------       -----------       -----------
     OPERATING INCOME                                  4,680             4,199             7,837             6,486

Interest expense                                       1,075               755             2,190             1,419
Interest income                                          (25)               (6)             (116)              (58)
                                                 -----------       -----------       -----------       -----------
     INTEREST EXPENSE, NET                             1,050               749             2,074             1,361

     EARNINGS BEFORE INCOME TAXES                      3,630             3,450             5,763             5,125

Provision for income taxes                             1,416             1,376             2,249             2,063
                                                 -----------       -----------       -----------       -----------

     NET EARNINGS                                $     2,214       $     2,074       $     3,514       $     3,062
                                                 ===========       ===========       ===========       ===========

Earnings per common share
    Basic                                        $      0.33       $      0.31       $      0.53       $      0.47
    Diluted                                      $      0.33       $      0.31       $      0.52       $      0.45

Average common shares outstanding
    Basic                                          6,712,746         6,590,141         6,691,223         6,552,883
    Diluted                                        6,785,200         6,728,434         6,776,435         6,732,131


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TRANSPORT CORPORATION OF AMERICA, INC.



Date: September 3, 1998     /s/ Robert J. Meyers
                            ----------------------------------------------------
                            Robert J. Meyers
                            President and Chief Operating Officer



                            /s/ Michael D. Kandris
                            ----------------------------------------------------
                            Michael D. Kandris
                            Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)