Form 10-Q
period 1998-09-30
TRANSPORT CORPORATION OF AMERICA INC
filed 1998-11-16
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24908


                     TRANSPORT CORPORATION OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)


                      MINNESOTA                    41-1386925
             --------------------------------      -------------------
             (State or other jurisdiction          (I.R.S. Employer
             of incorporation or organization)     Identification No.)

                             1769 YANKEE DOODLE ROAD
                             EAGAN, MINNESOTA 55121
              (Address of principal executive offices and zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (651) 686-2500

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES _X_ NO ___

As of November 10, 1998, the Company had outstanding 7,912,873 shares of Common Stock, $.01 par value.

                            ------------------------

                     TRANSPORT CORPORATION OF AMERICA, INC.
                          Quarterly Report on Form 10-Q

                                Table of Contents


PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of
              September 30, 1998 and December 31, 1997 ................  Page 3

           Consolidated Statements of Earnings for the three and
              nine months ended September 30, 1998 and 1997 ...........  Page 4

           Consolidated Statements of Cash Flows for the
              nine months ended September 30, 1998 and 1997 ...........  Page 5

           Notes to Consolidated Financial Statements .................  Page 6


Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................  Page 7


PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds .....................  Page 14

Item 6. Exhibits and Reports on Form 8-K ..............................  Page 14

ITEM 1. FINANCIAL STATEMENTS

                     TRANSPORT CORPORATION OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      1998              1997
                                                                  ------------      ------------
ASSETS:                                                            (unaudited)             *
Current assets:
    Cash and cash equivalents                                     $        207      $      1,383
    Trade receivables, net of allowance for doubtful accounts           30,829            17,482
    Other receivables                                                    1,462             4,757
    Operating supplies                                                   1,250               989
    Deferred income taxes                                                3,177             3,945
    Prepaid expenses and tires                                           3,178             1,921
                                                                  ------------      ------------
        Total current assets                                            40,103            30,477

Revenue equipment, at cost                                             165,584           126,886
    Less: accumulated depreciation                                     (37,793)          (29,871)
                                                                  ------------      ------------
        Net revenue equipment                                          127,791            97,015

Property, other equipment, and improvements:
    Land, buildings, and improvements                                   18,456            17,120
    Furniture and other equipment                                        9,674             7,082
    Less: accumulated depreciation                                      (7,344)           (6,177)
                                                                  ------------      ------------
        Net property, other equipment, and improvements                 20,786            18,025

Goodwill, net                                                           23,664                 0
Other assets, net                                                        2,039             2,276
                                                                  ------------      ------------
  Total other assets                                                    25,703             2,276

    TOTAL ASSETS                                                  $    214,383      $    147,793
                                                                  ============      ============

LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
    Current maturities of long-term debt                          $     13,140      $     19,077
    Accounts payable                                                     6,545             3,557
    Accrued expenses                                                    16,890             9,563
    Due to independent contractors                                       2,287               518
    Checks issued in excess of cash balances                             3,711                 0
                                                                  ------------      ------------
        Total current liabilities                                       42,573            32,715

Long term debt:
   Long term debt, less current maturities                              30,354            44,618
   Long term credit facility                                            40,000                 0
                                                                  ------------      ------------
        Total long term debt                                            70,354            44,618

Deferred income taxes                                                   22,433            19,652

Common stock with non-detachable put                                    20,268                 0

Stockholders' equity:
    Common stock                                                            67                66
    Additional paid-in capital                                          24,316            23,824
    Retained earnings                                                   34,372            26,918
                                                                  ------------      ------------
        Total stockholders' equity                                      58,755            50,808
                                                                  ------------      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    214,383      $    147,793
                                                                  ============      ============

* Based upon audited financial statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS
              (IN THOUSANDS, EXCEPT SHARES AND EARNINGS PER SHARE)

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                 1998           1997           1998           1997
                                             -----------    -----------    -----------    -----------
                                                AMOUNT         AMOUNT         AMOUNT         AMOUNT
                                             -----------    -----------    -----------    -----------
                                                     (unaudited)                   (unaudited)
OPERATING REVENUES                            $    74,087    $    47,100    $   176,650    $   136,944

OPERATING EXPENSES:
  Salaries, wages, and benefits                    18,497         13,489         49,662         38,677
  Fuel, maintenance, and other expense              7,175          6,242         20,377         18,820
  Purchased transportation                         27,786         13,718         57,183         40,934
  Revenue equipment leases                            907          1,231          2,822          3,777
  Depreciation and amortization                     5,473          3,881         14,577         11,435
  Insurance, claims, and damage                     2,139          1,294          5,054          4,070
  Taxes and licenses                                1,194            778          2,944          2,433
  Communication                                       792            554          2,057          1,620
  Other general and administrative expenses         2,419          1,363          6,491          4,501
  (Gain) on disposition of equipment                 (180)          (240)          (239)          (599)
                                              -----------    -----------    -----------    -----------
     TOTAL OPERATING EXPENSES                      66,202         42,310        160,928        125,668
                                              -----------    -----------    -----------    -----------
     OPERATING INCOME                               7,885          4,790         15,722         11,276

Interest expense                                    1,426            808          3,616          2,227
Interest income                                        (2)             0           (118)           (58)
                                              -----------    -----------    -----------    -----------
     INTEREST EXPENSE, NET                          1,424            808          3,498          2,169

     EARNINGS BEFORE INCOME TAXES                   6,461          3,982         12,224          9,107

Provision for income taxes                          2,521          1,593          4,770          3,656
                                              -----------    -----------    -----------    -----------

     NET EARNINGS                             $     3,940    $     2,389    $     7,454    $     5,451
                                              ===========    ===========    ===========    ===========

Earnings per common share
    Basic                                     $      0.50    $      0.36    $      1.05    $      0.83
    Diluted                                   $      0.48    $      0.36    $      1.03    $      0.81

Average common shares outstanding
    Basic                                       7,914,611      6,578,579      7,099,019      6,561,448
    Diluted                                     8,225,272      6,728,489      7,259,381      6,730,917


                     TRANSPORT CORPORATION OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   1998            1997
                                                               -----------     -----------
                                                                       (unaudited)
OPERATING ACTIVITIES:
     Net earnings                                              $     7,454     $     5,451
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization                              14,577          11,435
         Gain on disposition of equipment                             (239)           (599)
         Deferred income taxes                                       3,549           2,559
         Changes in operating assets and liabilities, net
             of acquisition:
             Trade receivables                                      (4,208)         (4,901)
             Other receivables                                       3,295          (3,202)
             Operating supplies                                       (261)              9
             Prepaid expenses and tires                               (125)           (435)
             Accounts payable                                         (645)            491
             Due to independent contractors                          1,257             582
             Accrued expenses                                        5,294           2,216
                                                               -----------     -----------
                 Net cash provided by operating activities          29,948          13,606
                                                               -----------     -----------

INVESTING ACTIVITIES:
     Payments for purchases of revenue equipment                   (36,919)        (32,033)
     Payments for purchases of property, other equipment,
       and leasehold improvements                                   (3,230)         (7,263)
     Acquisition of North Star, net of cash acquired               (15,555)              0
     Proceeds from disposition of equipment                          3,767           5,689
                                                               -----------     -----------
                 Net cash used in investing activities             (51,937)        (33,607)
                                                               -----------     -----------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                            559             327
     Payments for repurchase and retirement of common stock            (66)           (958)
     Proceeds from issuance of long-term debt                       10,577          25,308
     Principal payments on long-term debt                          (33,968)        (12,425)
     Proceeds from issuance of notes payable to bank                61,350          26,960
     Principal payments on notes payable to bank                   (21,350)        (26,400)
     Net checks issued in excess of cash balances                    3,711             887
                                                               -----------     -----------
                 Net cash provided by financing activities          20,813          13,699
                                                               -----------     -----------

                 INCREASE (DECREASE) IN CASH                        (1,176)         (6,302)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       1,383           6,341
                                                               -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $       207     $        39
                                                               ===========     ===========

Supplemental disclosure of cashflow information:
  Cash paid during the period for:
         Interest, net                                         $     3,190     $     2,172
         Income taxes, net                                             254           1,297


During 1998 the Company issued 1.2 million shares at $16.89 per share totaling
  $20.3 million as part of its acquisition of North Star

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

                    These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's most recent annual financial statements on Form 10-K for the year ended December 31, 1997 and Form 8-K/A filed on September 11, 1998, which describes the North Star Transport, Inc. ("North Star") acquisition. The policies described in that report are used in preparing quarterly reports. Certain balances from prior periods have been reclassified to conform to current presentation.

                    The Company's business is seasonal. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.        New Accounting Pronouncements

                    The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, in the first quarter of 1998. There were no components of comprehensive income which require disclosure in any of the periods presented herein.

3.        Commitments

                    As of September 30, 1998 the Company had commitments for the purchase of approximately $31.2 million of revenue equipment.

4.        Acquisition of North Star

                    On July 1, 1998, the Company completed its acquisition of North Star, a private truckload carrier based in Eagan, Minnesota. The purchase price consisted of $15.8 million cash and 1.2 million shares of the Company's common stock valued at $20.3 million, for a total purchase price of $36.1 million. The acquisition resulted in goodwill of $23.9 million. The Company will amortize the goodwill over 25 years, its estimated useful life. The operations of North Star have been included in the Company's operations since July 1, 1998. The Company has integrated the North Star operations into those of the Company during the quarter and therefore is not tracking separate information on the specific impacts North Star's operations are having on the Company's results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Three Months Ended September 30, 1998 and 1997

                    Consolidated operating revenues, increased 57.3% to $74.1 million for the quarter ended September 30, 1998 from $47.1 million for the quarter ended September 30, 1997. Revenue growth from existing customers, as well as additional revenues attributable to the North Star acquisition, which became effective July 1, 1998, were the primary factors of the revenue increase in the third quarter of 1998, when compared to the year-ago period. The additional North Star drivers, who were available throughout the current quarter, provided significantly greater capacity in the third quarter of 1998. Revenues per mile, at $1.28 per mile, were $0.01 higher than the same period a year ago. As measured by average revenue per tractor per week, equipment utilization improved 2.6% to $2,894 during the third quarter of 1998, from $2,822 in the third quarter of 1997.

                    North Star utilized the services of independent contractors for substantially all of its driver workforce. Following the North Star acquisition, independent contractors represented a significantly higher share of the Company's total driver workforce than in prior periods. In addition to providing their own tractors, independent contractors are responsible for operating expenses including repairs, fuel and other direct costs associated with their equipment. As a result of the greater proportion of independent contractors than in prior periods, several expense categories declined as a percentage of revenue, in the third quarter of 1998, offsetting an increase of purchased transportation as a percentage of revenues, when compared to the third quarter of 1997. At September 30, 1998 there were 958 independent contractors, compared to 442 a year prior.

                    Pre-tax margin (earnings before income taxes as a percentage of operating revenues) was 8.7% in the third quarter of 1998, compared to 8.5% for the same period of 1997. As measured by average annualized revenues per non-driver employee, efficiency improved 18.4% to $645,300 for the third quarter of 1998, compared to $545,100 for the same period of 1997. Salaries, wages, and benefits as a percentage of operating revenues decreased to 25.0% in the third quarter of 1998, compared to 28.6% for the same period of 1997. As a result of the greater number of independent contractors in the third quarter of 1998, miles driven by independent contractors as percentage of total miles driven increased substantially in the third quarter of 1998 when compared to the third quarter of 1997. Accordingly, purchased transportation increased as a percentage of operating revenues to 37.5% in the third quarter of 1998 from 29.1% for the same period of 1997. Fuel, maintenance, and other expenses was 9.7% of operating revenues in the third quarter of 1998, compared to 13.3% in the third quarter of 1997, reflecting the lower proportion of miles driven by Company drivers, and the lower fuel prices in 1998. Revenue equipment leases decreased as a percentage of operating revenues to 1.2% in the third quarter of 1998 from 2.6% for the same period of 1997. Depreciation and amortization for the third quarter of 1998 was 7.4% of operating revenues, compared to 8.2% for the same period of 1997. Insurance, claims, and damage for the third quarter of 1998 was 2.9% of operating revenues, compared to 2.7% for the same period of 1997.

                    In the third quarter of 1998, gain on the disposition of equipment was $180,000, compared to a gain of $240,000 in the same period of 1997, due to the fewer number of dispositions in 1998, when compared to 1997.

                    The effective tax rate for the third quarter of 1998 was 39.0%, compared to the 40.0% effective tax rate for the third quarter of 1997. The lower effective rate in 1998 was primarily due to a continued decline in Company per diem payments, which are not fully deductible for income tax purposes, when compared to the third quarter of 1997. The Company pays certain of its drivers a per diem allowance while on the road to cover meals and other expenses.

                    As a consequence of the items discussed above, net earnings increased 64.9% to $3.9 million, or 5.3% of operating revenues for the quarter ended September 30, 1998 from $2.4 million, or 5.1% of operating revenues for the quarter ended September 30, 1997.

          Nine Months Ended September 30, 1998 and 1997

                    Consolidated operating revenues increased 29.0% to $176.6 million for the nine months ended September 30, 1998 from $136.9 million for the first nine months of 1997. Increases in freight volumes from existing customers, combined with revenues associated with the acquisition of North Star, which became effective July 1, 1998, were the primary factors of revenue growth. Revenues per mile were $1.27 per mile in the first nine months of 1998, compared to $1.28 per mile for the same period of 1997. Equipment utilization, as measured by average revenues per tractor per week, was $2,881 during the first nine months of 1998, compared to $2,873 for the same period of 1997.

                    Because North Star utilized the services of independent contractors for substantially all of its driver workforce, independent contractors represented a significantly higher share of the total driver workforce in the first nine months of 1998 than in prior periods. Accordingly, purchased transportation increased as a percentage of revenues in the first nine months of 1998, offsetting declines as a percentage of revenues in several other expense categories, when compared to the year-ago period.

                    Pre-tax margin (earnings before income taxes as a percentage of operating revenues) rose to 6.9% in the first nine months of 1998 from 6.7% for the same period of 1997. Efficiency, as measured by average annualized revenues per non-driver employee, increased 8.7% to $589,100 for the first nine months of 1998 from $541,800 for the same period of 1997. Salaries, wages, and benefits as a percentage of operating revenues, at 28.1% in the first nine months of 1998, approximated the year-ago nine month period. As a result of the increase in the average number of contractors during the first nine months of 1998, compared to the same period of 1997, miles driven by independent contractors increased as a percentage of all miles driven. Correspondingly, purchased transportation increased as a percentage of operating revenues to 32.3% in the first nine months of 1998 from 29.9% for the same period of 1997. Fuel, maintenance, and other expenses decreased as a percentage of operating revenues to 11.5% in the first nine months of 1998 from 13.7% for the same period of 1997, reflecting the increase of independent contractor miles as a percent of total miles and somewhat lower fuel prices in 1998, compared to 1997. Revenue equipment leases decreased as a percentage of operating revenues to 1.6% in the first nine months of 1998 from 2.8% for the same period of 1997, primarily as a result of an increase in independent contractors and the expanded use of debt financed equipment.

                    In the first nine months of 1998, gain on the disposition of equipment was $239,000, compared to a gain of $599,000 in the first nine months of 1997, due to the fewer number of equipment dispositions in 1998, when compared to 1997.

          The effective tax rate for the first nine months of 1998 was 39.0%, compared to the 40.1% effective tax rate for the first nine months of 1997. The lower effective rate in 1998 is due to a decline in Company per diem payments, which are not fully deductible for income tax purposes, when compared to the first nine months of 1997. The Company pays certain of its drivers a per diem allowance while on the road to cover meals and other expenses.

                    As a consequence of the items discussed above, net earnings increased to $7.5 million, or 4.2% of operating revenues, for the nine months ended September 30, 1998 from $5.5 million, or 4.0% of operating revenues, for the nine months ended September 30, 1997.

          LIQUIDITY AND CAPITAL RESOURCES

                    Net cash provided by operating activities was $29.9 million in the first nine months of 1998. The working capital deficit as of September 30, 1998 was $2.5 million, compared to the $2.2 million deficit which existed as of December 31, 1997. The working capital deficits at September 30, 1998 and December 31, 1997 include $13.1 million and $19.1 million, respectively, of current maturities of long-term debt associated with revenue equipment. Revenue equipment is treated as a non-current asset on the balance sheet. The Company has historically operated effectively with current liabilities in excess of current assets through a combination of operating profits, collections on accounts receivable, proceeds from the disposition of equipment, and other cash management strategies.

                    Investing activities in the first nine months of 1998 consumed net cash of $51.9 million, including $15.6 million for the acquisition of North Star, and $36.9 million for the purchase of 109 new tractors, 175 new trailers, land for a facility in Atlanta, Georgia, as well as other equipment and improvements, net of $3.7 million of proceeds from the disposition of used equipment. As of September 30, 1998 the Company had commitments for the purchase of approximately $31.2 million of revenue equipment. The Company intends to finance the purchase commitments with a combination of cash from operations, proceeds from equipment dispositions, and its credit facility.

                    Net cash provided by financing activities was $20.8 million in the first nine months of 1998, including net borrowings of $40.0 million under the Company's credit facilities, proceeds of $10.6 million from the issuance of long-term debt associated with the purchase of revenue equipment, less payments totaling $34.0 million under the Company's term loan agreements.

                    In August, 1998, the Company entered into an agreement with seven major banks for an unsecured credit facility with maximum borrowings of $100 million as a replacement to an expiring credit facility. The credit agreement expires on March 30, 2001. During the third quarter of 1998, the credit facility was used to retire approximately $16.9 million of existing long-term debt and the outstanding balance of the previous credit facility. In the future, the facility will be used to meet working capital needs, make purchases of revenue equipment and other assets, satisfy letter of credit requirements associated with the Company's self-insured retention arrangements, and for acquisitions. At September 30, 1998, there were outstanding borrowings of $40.0 million and letters of credit outstanding totaling $3.6 million under this program.

                    The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, equipment dispositions, and the credit facility.

          YEAR 2000

          General state of readiness:

                    Transport America has instituted a Steering Committee (the "Committee") to assess the readiness of the Company's systems to accommodate Year 2000 ("Y2K") issues. The Committee, consisting of senior management representing both technical and operating departments, is charged with developing a project plan, detailed management and remediation plans, as well as execution of these plans.

          The Company is currently dependent upon systems that are not Y2K compliant, including the Company's operations system, which is critical to coordinate driver movements with customer needs and which interacts with other internal accounting and operating systems as well as external customer information systems. Development of a replacement operations system commenced in 1997, and the coding and testing of this system is substantially complete. Training and implementation is anticipated to be completed in the second quarter of 1999. The replacement system has been designed to provide operational capabilities and enhancements not present in the current systems, in addition to achieving Y2K compliance.

                    Under the guidance of the Committee, a preliminary inventory and assessment of all systems has been prepared. The final assessment is expected to be completed by the end of 1998. A remediation timeline for non-compliant systems will be established once the assessment process is complete.

                    The Company is dependent upon system-based relationships with outside parties, including customers, banks, payroll processors, suppliers, communication service providers, and other business partners. The Company has outlined its core business processes and identified customers and vendors who are critical to these processes. The Company is implementing a series of phone and printed surveys which are being sent to these business partners to assess their Y2K readiness. Responses to these surveys will be collected and assessments made to determine the degree of impact on Company operations, should any of these outside parties fail to achieve Y2K compliance. Remediation, actions, and alternate procedures will be developed to overcome any significant business partner issues discovered as a result of the surveys.

          Costs to address the Company's Y2K issues:

                    The Company believes that the costs of addressing internal Y2K issues will not have a material adverse effect upon its results of operations or financial condition. The major initiative, consisting of replacing the operations system, is primarily directed at improving operational effectiveness, with the added benefit of replacing a non-Y2K compliant system. The Company has estimated that internal costs associated with Y2K compliance will be $300,000, of which approximately $200,000 has been incurred and expensed to date. The potential financial impact on the Company resulting from the failure of any of the Company's business partners to be Y2K compliant cannot be estimated until the Company has received and evaluated responses to its surveys of its business partners.

          Risks associated with the Company's Y2K issues:

                    The Company's failure to implement Y2K compliant systems could disrupt daily operations, impairing, for example, the Company's ability to receive and record customer orders, coordinate driver movements, and invoice customers, all of which could have a material adverse effect upon the Company's results of operations and liquidity, if prolonged. Although the Company believes alternate manual processes exist that could temporarily minimize the disruption caused by a Y2K failure, such processes would not likely be effective for a extended period of time.

                    The Company is dependent upon third party resources which are outside its direct control. Among the more critical of these is the telecommunication system, upon which the Company depends to receive customer orders and direct driver movements. Daily activities are very dependent upon voice-based phone systems and satellite-based communication systems. Failure of the voice-based phone system would pose a critical loss of capabilities, only partially offset by satellite communication options.

                    Several critical relationships exist between the Company and its customers, particularly those who electronically initiate order transactions with the Company or interact directly with the Company's systems. Failure of the Company's customers to achieve Y2K compliance could jeopardize the Company's ability to transact business electronically with those customers. In the event of a customer's Y2K failure, the success of manual interim processes will be largely out of the Company's control.

          Contingency plans:

                    The Company is in the process of developing a comprehensive Y2K Contingency Plan. The Committee is charged with developing such contingency plan by the second /quarter of 1999.

          RECENT ACCOUNTING PRONOUNCEMENTS

                    In June 1998, The FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement No. 133 is effective for all fiscal quarters and all fiscal years beginning after June 15, 1999. The Company is currently assessing the effect, if any, of Statement No. 133 on its financial statements.

          FORWARD-LOOKING STATEMENTS

                    The Company has included various statements in this Management's Discussion and Analysis and Results Of Operations which may be considered as forward-looking statements of expected future results of operations or events made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, based upon management's interpretation of currently available information, are subject to risks and uncertainties that could cause future financial results or events to differ materially from those which are presented. Such risks and factors include general economic conditions, competition in the transportation industry, governmental regulation, the used revenue equipment market, the Company's ability to recruit, train and retain qualified drivers, the cost of fuels, customer decisions to meet their transportation needs, the ability of the Company to maintain a higher level of service than its competitors, the continued integration of its acquisition of North Star, the ultimate success of TIE, adverse weather conditions, ability of the Company or its business partners to achieve year 2000 compliance, and other factors outside the Company's control. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

PART II OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

          Effective July 1, 1998, the Company issued an aggregate of 1.2 million shares of its Common Stock to the shareholders of North Star as a portion of the purchase price to acquire all of the outstanding capital stock of North Star. The Common Stock was issued in reliance of exemptions from registration under the Securities Act pursuant to Regulation D. See the Current Report on Form 8-K referenced in Item 6(b) below.

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits:

          Exhibit
          Number       Description                                          Page
          ------       -----------                                          ----

          10.1      Agreement dated as of August 14, 1998 to Credit
                    Agreement among The Banks Party Hereto, ABN-AMRO
                    Bank, N.V., and the Company, including Exhibits
                    A-1,A-2, and B (to be filed by amendment in a
                    subsequent Form 10-Q/A)............................
          11.1      Statement re: Computation of Net Earnings per
                    Common Share.......................................
          27        Financial Data Schedule............................

          (b)  Reports on Form 8-K:

               A Form 8-K was filed on July 15, 1998, pertaining to the acquisition of North Star Transport, Inc.

               A Form 8-K/A was filed on September 11, 1998, pertaining to the audited financial statements of North Star Transport, Inc and the pro forma financial statements in connection with the Company's acquisition of North Star.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TRANSPORT CORPORATION OF AMERICA, INC.


Date: November 10, 1998         /s/ Robert J. Meyers
      ------------------    ----------------------------------------------------
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