Form 10-Q/A
period 1998-09-30
TRANSPORT CORPORATION OF AMERICA INC
filed 1998-11-23
CIK 809246

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

                         COMMISSION FILE NUMBER 0-24908


                     TRANSPORT CORPORATION OF AMERICA, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


                       MINNESOTA                         41-1386925
                       ---------                         ----------
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

                     TRANSPORT CORPORATION OF AMERICA, INC.
                Amendment No. 1 to Quarterly Report on Form 10-Q

                                     PART II
                                OTHER INFORMATION

The purpose of this amendment is to file Exhibit 10.1 to the Company's Quarterly report for the quarter ended September 30, 1998.

Item 6. Exhibits and Reports on Form 8-K:

(a)     Exhibits:

10.1 Credit Agreement dated as of August 14, 1998 among The Banks Party Hereto, ABN-AMRO Bank, N.V., and the Company


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TRANSPORT CORPORATION OF AMERICA, INC.



Date:   November 18, 1998   /s/ Michael D. Kandris
      -------------------   ----------------------------------------------------
                            Michael D. Kandris
                            Executive Vice President and Chief Financial Officer