Form 10-K
period 1998-12-31
TRANSPORT CORPORATION OF AMERICA INC
filed 1999-03-30
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of shares held by non-affiliates of the Registrant as of March 24, 1999 (based on the closing sale price of the Common Stock on that date) was $77,259,446.

As of March 24, 1999, the Company had outstanding 7,898,201 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference: Part III, Items 10, 11, 12 and 13 incorporate by reference portions of Transport Corporation of America, Inc.'s Proxy Statement for the 1999 Annual Meeting of Shareholders.

----------------------
This Form 10-K report consists of 54 pages (including exhibits: the index to exhibits is set forth on page 23).

                     TRANSPORT CORPORATION OF AMERICA, INC.

                                     PART I

ITEM 1. BUSINESS


OVERVIEW

         Transport Corporation of America, Inc. (the "Company" or "Transport America") provides a wide range of truckload carriage and logistics services in various lengths of haul in the United States and parts of Canada. The Company has designed its business to provide high quality, customized logistics services that allow it to be a preferred partner or core carrier to major shippers. The Company serves as an integral part of the distribution system of many of its major customers, including Federal Express, P.P.G. Industries, 3M Company, S.C. Johnson & Sons, General Mills, Hon Company, Polaris Industries, and Sears, Roebuck & Co. The Company's customers require time-definite pick-up and delivery to support just-in-time inventory management; specialized equipment, such as temperature controlled trailers, trailers designed to support decking, multi-stop loading and unloading and electronic data interchange services to automate the exchange of order and load data. The Company also provides transportation logistic services in which it arranges transportation for customers with other third-party transportation providers. To support these complex customer requirements and deliver logistics services cost effectively, Transport America has developed a sophisticated information management system which it believes makes it a technological leader in the industry.

         On July 1, 1998, the Company acquired North Star Transport, Inc. ("North Star"), a private truckload carrier based in Eagan, Minnesota. The operations of North Star were integrated into those of the Company during the second half of 1998.

         The Company operated Transport International Express, Inc. ("TIE") from August 1997 through December 1998. This less-than-truckload express service did not meet Company expectations and was sold, effective January 1, 1999.

         The Company carries out its business strategy by assigning an experienced marketing representative to each customer to tailor its logistics services, and by providing a wide range of transportation services, including line-haul, multi-stop capability, regional and local operations, van trailers with and without refrigeration or temperature control, time-definite pick-up and delivery, satellite monitored transit, and information technology services. As part of its mission to serve the logistics needs of its mostly Fortune 500 customers, Transport America provides dedicated transportation and logistic services. With an advanced information system, modern fleet of equipment, experienced management team and a strong customer base, Transport America believes it is well-positioned to achieve sustained profitability and growth in the future.

                     TRANSPORT CORPORATION OF AMERICA, INC.


CUSTOMER FOCUS AND SERVICES

         The Company has designed its business to be a core carrier or preferred partner to major shippers by providing high quality, tailored logistics service. The Company serves as an integral part of the distribution system of many of its major customers, including Federal Express, P.P.G. Industries, 3M Company, S.C. Johnson & Sons, General Mills, Hon Company, Polaris Industries, and Sears, Roebuck & Co. Some of the Company's other major customers are Gillette Company, Arctic Cat Inc., Dupont, and Clorox Company. The principal categories of freight hauled by the Company are department store merchandise, grocery, industrial, consumer, paper products, and expedited services.

         The Company's largest 25, 10, and 5 customers accounted for approximately 73%, 57% and 39%, respectively, of operating revenues. During 1998, Sears, Roebuck & Co. accounted for approximately 14% of the Company's operating revenues.

         MARKETING. The Company's marketing personnel seek to strengthen Transport America's position with existing customers and establish it with prospective customers by taking advantage of the trend among shippers toward private fleet conversions, outsourcing of transportation requirements, and utilization of core carriers. The Company employs a marketing force of persons located throughout its primary business areas. Senior management is also actively involved in marketing, logistics planning, and customer relations, especially with large national customers.

         SERVICE CENTERS. The Company utilizes strategically located service centers to provide an added level of customer service and support. These facilities are located in close proximity to major customer locations, thereby enabling the Company to provide a large amount of equipment, local cartage service, and local customer service representatives to work directly with customers on a day-to-day basis. The Company believes these service centers provide a competitive advantage by allowing it to work more directly and frequently with customers and provide equipment more rapidly. The Company also believes that its service centers allow it to maintain closer relationships with its driver workforce through on-site driver amenities and interactions with service center personnel.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.


HUMAN RESOURCES

         Transport America's human resources are an important element of its customer-focused business strategy. Employee drivers, independent contractors, and non-driver employees regularly interact with customers and are ultimately responsible for customer satisfaction. In order for the Company to grow and continue to be positioned as a quality carrier of choice for existing and new customers, changes to the driver's work environment are necessary. The Company continues to emphasize competitive pay packages, quality at-home time, and "driver friendly" freight as principal means to attract and retain its driver workforce.

          INDEPENDENT CONTRACTORS. The Company believes that a fleet of both employee drivers and independent contractors is essential if the Company is to continue its growth. Independent contractors provide their own tractors, generally have a lower turnover rate than the Company has experienced with employee drivers, and have a strong emphasis on safety.

         The Company enters into operating agreements with its independent contractors, pursuant to which its independent contractors agree to furnish a tractor and driver to transport, load and unload goods on behalf of the Company. These agreements typically have terms for less than one year and provide for the payment to independent contractors of fixed compensation for total loaded and empty miles. Independent contractors must pay all of their operating expenses and must meet DOT regulatory requirements, as well as safety and other standards established by the Company. The Company has implemented an incentive program to encourage safe driving and good customer service habits.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.


         COMPENSATION AND BENEFITS. The Company's compensation and benefits package has been structured to compensate drivers on the basis of miles driven, with base compensation increases commensurate with length of service. Employee driver benefits include paid holiday and vacation days, health insurance, and a Company funded 401(k) retirement plan. Performance bonuses are paid based upon safety, customer service and fuel consumption. The Company believes its compensation and benefits package for employee drivers and independent contractors continue to rank among the highest in the truckload industry.

         RECRUITING AND TRAINING. The Company's employee drivers are hired and independent contractors are approved in accordance with specific Company guidelines relating to safety records, prior work history, personal evaluation, accident and driving record verification, drug and alcohol screening, and a physical examination. The Company's initial orientation and training seminar includes a review of all Company policies and operating requirements, written and road driving tests, defensive driving and safety skills, DOT compliance requirements, and the employee driver's and independent contractor's role in providing safe and efficient value-added service to customers. The Company has increased the recruitment and training of inexperienced driver trainees. These driver candidates are placed in an extensive training program before being assigned their own truck.

         In addition to the initial training seminar, on-going training on subjects such as safety, compliance, the handling of hazardous materials, equipment operation, customer expectations, and Company policies is conducted at the Company's service centers and periodically at outside training facilities under contract with the Company. The Company also conducts driver meetings, publishes a newsletter, and conducts specific professional development training, including training to become an over-the-road driver instructor.

         DRIVER AND INDEPENDENT CONTRACTOR SUPERVISION. The Company assigns each employee driver and independent contractor to a specific fleet manager. The fleet manager's role is to be the primary support resource for the employee driver or independent contractor. The fleet manager also communicates the work assignments using satellite technology, schedules time off, arranges required safety inspections, reviews performance, provides day-to-day training, and is accountable for the retention and productivity of the assigned employee drivers and independent contractors.

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

         As of December 31, 1998, the Company employed 1,153 student and professional employee drivers, 92 mechanics, 401 persons in operations, marketing, training, and administration, and had agreements with 922 independent contractors. The Company's employees are not represented by any collective bargaining units, and the Company considers relations with its employees and independent contractors to be good.

                     TRANSPORT CORPORATION OF AMERICA, INC.

TECHNOLOGY

         The Company has developed a fully integrated, client/server computer information system. This system, which the Company anticipates will be fully Year 2000 compliant in the second quarter of 1999, integrates operations with the principal back-office functions of safety, maintenance, driver and independent contractor settlement, fuel, billing, and accounting. The system also includes satellite-based communications with the fleet. This system provides information directly to and from the Company, its customers, and drivers to assist in managing a complex information environment. The Company believes that utilizing advanced technology is the best way to manage a complex, customer-driven logistics process in a cost effective manner.

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

         INTERNET ACCESS. The Company provides access to certain load status information via the Internet. This capability allows customers to obtain near real-time information about their loads. The Company also maintains an internet web site (www.transportamerica.com) to provide information for customers, potential employees and investors. The company expects to continue to expand its use of the internet.


REVENUE EQUIPMENT

         The Company operates a modern fleet of tractors and trailers. Tractors are typically replaced every 48 to 60 months, based on factors such as age and condition, current interest rates, the market for used equipment, and improvements in technology and fuel efficiency. The average age of the Company-operated tractors at December 31, 1998 was approximately 26 months.

                     TRANSPORT CORPORATION OF AMERICA, INC.


         The Company has available a variety of trailers to meet customer requirements. At December 31, 1998, these included 5,051 dry vans, most of which are logistic capable and many of which are equipped with heaters, 275 refrigerated vans, and 61 flat beds. The trailer-to-tractor ratio of 2.7 allows the Company to provide its high-volume customers with extra trailers to accommodate loading and unloading, and to improve driver and asset utilization. Depending on market conditions, the Company generally replaces trailers after four to six years of service. The average age of in-service trailers at December 31, 1998 was approximately 28 months.

         The following table shows the model years of the Company tractors and trailers as of December 31, 1998:


Model Year                                             Tractors         Trailers
----------                                          --------------   --------------
1999                                                          332              692
1998                                                          339              930
1997                                                          146              568
1996                                                          103            1,000
1995                                                          148              774
1994 and prior, including North Star trailers                  10            1,423
                                                    --------------   --------------
  Total Company                                             1,078            5,387
Independent Contractor                                        922                0
                                                    ==============   ==============
  Total available                                           2,000            5,387
                                                    ==============   ==============



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

RECENT DEVELOPMENTS

          The Company sold certain assets and the on-going business of its subsidiary, Transport International Express (TIE) to Express America, Inc., effective January 1, 1999. The Company will obtain an ownership interest in Express America, Inc., but will not be the controlling shareholder nor will it be consolidating financial results.

                     TRANSPORT CORPORATION OF AMERICA, INC.


         Company is finalizing an agreement to enter into a five-year operating lease in connection with the construction of a new corporate office facility. The total cost of the construction of the corporate office facility is expected to be approximately $13 million. The lease provides for a substantial residual value guarantee by the Company at the termination of the lease and includes purchase and renewal options. Upon termination of the lease, the Company can either exercise its purchase option, or the facility can be sold to a third party. The Company expects the fair market value of the leased facility to substantially reduce or eliminate the Company's payment under the residual value guarantee.

EXECUTIVE OFFICERS OF THE REGISTRANT
         THE COMPANY'S EXECUTIVE OFFICERS ARE:


Name                             Age        Position
----                             ---        --------
James B. Aronson..................60        Chairman of the Board of Directors and Chief Executive Officer
Robert J. Meyers..................45        President, Chief Operating Officer, Chief Financial Officer, Chief Information
                                            Officer, and Director.
David L. Carter...................50        Vice President of Risk Management
Larry Johnson.....................54        Vice President of Marketing Services
Robert C. Stone...................47        Vice President of Fleet Services
Jon M. Seebach....................45        Vice President of Information Services
Jeff Vandercook...................43        Vice President of Operations


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

          ROBERT J. MEYERS has been a Director of the Company since July 1997, President and Chief Operating Officer since May 1997, Chief Financial Officer from January 1993 to July 1998 and since December 1998, and Chief Information Officer since January 1992. Prior to joining the Company, Mr. Meyers was founder and President of MicroMation, Inc., a Minneapolis/Saint Paul software development firm, from February 1982 to January 1992. During this same period, he founded and served as a certified public accountant with Meyers and Meyers, LTD

                     TRANSPORT CORPORATION OF AMERICA, INC.


        DAVID L. CARTER has been Vice President of Risk Management and an Officer of the Company since March 1999, Director of Risk Management since March 1997, and Loss Prevention Manager from February 1995 to March 1997. Prior to joining the Company, he served in several risk management and training positions with Schneider National, Inc. Prior to that time, he served as a pilot on the Inland Waterways of the United States.

        LARRY E. JOHNSON was appointed Vice President of Marketing Services and an Officer of the Company in March 1999. He joined the Company in September of 1984 as Manager of Marketing Services and has served as Director of Marketing Services since January 1995. Prior to joining the Company he worked for Overland Express, Inc. as Manager of Marketing Services from January 1981 to September 1984. Prior to Overland Express, he served in various management positions with Target Stores, Inc. from January 1968 to December 1980.

        ROBERT C. STONE was appointed Vice President of Fleet Services and an Officer of the Company in March 1999. He was Director of Fleet Management for the Company from January 1997 to 1999, Manager of Emergency Road Service from February 1993 to December 1996, and Shop Supervisor from December 1991 to February 1993. Prior to joining the Company as a Maintenance Mechanic in 1985, Mr. Stone served as a Mechanic for Overland Express beginning in 1971. In addition to his years at Overland Express, Mr. Stone served as Warehouse Coordinator for Gazda-Bekins and a franchise operator for MAC Tools.

        JON M. SEEBACH has been Vice President of Information Services and an Officer of the Company since March 1999. Prior to joining the Company, Mr. Seebach was Director of Client Operations from May 1997 through February 1999, Deluxe Corporation; Director of Information Services at Transport America from October 1995 to May 1997; Director of Information Services at AmeriData Technologies from April 1993 to October 1995; Director of System Support at EduServ Technologies from April 1993 to April 1994; Assistant Vice President and Network Services Technical Manager at First Bank Systems from December 1988 to April 1993; Manager of Microcomputer Development at McGladrey and Pullen, CPA's, from June 1984 to December 1988; and Senior Auditor/Planning & Budget Analyst at St. Paul Companies, Inc. from June 1973 to June 1984.

        JEFFREY P. VANDERCOOK was appointed Vice President of Operations and an Officer of the Company in March 1999, Director of Operations from 1993 to March 1999, Operations Manager from 1989 to 1993, Area Manager from 1987 to 1989, and a Dispatcher from 1986 to 1987. Prior to joining the Company, he worked as a Dispatcher for Overland Express.

                     TRANSPORT CORPORATION OF AMERICA, INC.


ITEM 2.       PROPERTIES

         The following chart provides information concerning the Company's service centers and other facilities:

                                                                       OWNED OR                         SQUARE
  SERVICE CENTERS AND OTHER FACILITIES                                  LEASED          ACREAGE         FOOTAGE
  --------------------------------------------                       ------------    -------------    -----------
   Clarksville, Indiana                                                 Owned             14.7        18,126
   Eagan, Minnesota                                                     Owned             17.4        46,500
   Hudson, Wisconsin                                                    Owned              6.8         4,896
   Janesville, Wisconsin                                                Owned             13.6        36,700
   North Jackson, Ohio                                                  Owned              8.1        11,230
   North Liberty, Iowa                                                  Owned             13.0        15,150
   Kansas City, Missouri                                                Owned             10.0        14,862
   Columbus, Ohio                                                       Owned             17.0        43,000
   Garland, Texas                                                       Owned              9.2        32,000
   Bishopville, South Carolina                                         Leased              3.5         1,500
   Atlanta, Georgia                                                    Leased                *             *
   Harrisburg, Pennsylvania                                            Leased                *             *
   Eagan, Minnesota (Yankee Doodle Road)                               Leased               **        11,358
   Eagan, Minnesota (Apollo Road)                                      Leased              4.0        15,760


*        This facility is shared with another company.
**       Office facility.

         The Company's current rental payments for its leased facilities range from approximately $1,000 to $12,000 per month. The terms of the Company's leases for the Bishopville, Atlanta, and Harrrisburg locations are month-to-month and do not include automatic renewal options. The Company does not anticipate any difficulties renewing or continuing these leases.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

              PRICE RANGE OF COMMON STOCK. The Company's Common Stock is traded on the Nasdaq National Market under the symbol TCAM. The following table sets forth the high and low closing prices for the Company's Common Stock, as reported by Nasdaq, for the periods indicated:


                  Period                           High             Low
                  ------                           ----             ---
                  1998:
                  1st Quarter                      18 1/4           14 1/4
                  2nd Quarter                      18 1/4           16 1/4
                  3rd Quarter                      17 1/4           10
                  4th Quarter                      12 7/8           10 7/8

                  1997:
                  1st Quarter                      13 1/2            10 1/4
                  2nd Quarter                      14                13
                  3rd Quarter                      15 1/2            13 1/8
                  4th Quarter                      17 1/4            15 7/16

         SHAREHOLDERS. As of March 24, 1999, the Company had 224 shareholders of record, including Depository Trust Company, which held of record 5,556,747 shares.

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

         SALES OF UNREGISTERED SECURITIES. In connection with the Company's acquisition of North Star Transport Inc., on July 1, 1998, the Company issued 1,200,000 shares of its Common Stock pursuant to Rule 506 under Regulation D.

                     TRANSPORT CORPORATION OF AMERICA, INC.


ITEM 6.       SELECTED FINANCIAL DATA

(In thousands, except per share and operating data)

                                                                                 DECEMBER 31,
                                                      -----------------------------------------------------------------
                                                        1998          1997          1996          1995          1994
                                                      ---------     ---------     ---------     ---------     ---------
INCOME STATEMENT DATA:
    Operating revenues                                $ 245,913     $ 186,392     $ 164,666     $ 144,254     $ 127,425
    Operating expenses:
      Salaries, wages and benefits                       67,937        53,166        45,515        41,479        37,107
      Fuel, maintenance and other expenses               26,916        25,028        23,877        21,191        20,917
      Purchased transportation                           83,005        55,614        46,761        37,258        29,754
      Revenue equipment leases                            3,731         4,893         6,490         7,090         8,423
      Depreciation and amortization                      19,348        15,494        13,966        10,273         6,535
      Insurance, claims and damage                        6,816         5,620         4,686         5,727         5,526
      Taxes and licenses                                  4,016         3,248         2,952         2,873         3,064
      Communications                                      2,869         2,072         1,974         1,978         1,881
      Other general and administrative expenses           9,310         6,410         5,324         5,389         5,096
      Gain on disposition of equipment                     (503)       (1,336)         (275)       (1,755)         (642)
                                                      ---------     ---------     ---------     ---------     ---------
    Total operating expenses                            223,445       170,209       151,270       131,503       117,661

    Operating income                                     22,468        16,183        13,396        12,751         9,764
    Interest expense, net                                 4,999         3,242         2,734         2,038         2,031
                                                      ---------     ---------     ---------     ---------     ---------
    Earnings before income taxes                         17,469        12,941        10,662        10,713         7,733

    Provision for income taxes                            6,813         5,190         4,368         4,607         3,524
                                                      ---------     ---------     ---------     ---------     ---------

    Net earnings                                      $  10,656     $   7,751     $   6,294     $   6,106     $   4,209
                                                      =========     =========     =========     =========     =========

Net earnings per share - basic                        $    1.46     $    1.18     $    0.98     $    0.96     $    0.86
                                                      =========     =========     =========     =========     =========

Net earnings per share - diluted                      $    1.42     $    1.15     $    0.94     $    0.91     $    0.78
                                                      =========     =========     =========     =========     =========

Weightd average shares outstanding                        7,300         6,568         6,442         6,361         4,883
                                                      =========     =========     =========     =========     =========
Weighted average shares outstanding,
    assuming dilution                                     7,521         6,734         6,718         6,709         5,382
                                                      =========     =========     =========     =========     =========
Pretax margin                                               7.1%          6.9%          6.5%          7.4%          6.1%

OPERATING DATA (TRUCKLINE ONLY):
    Tractors (at end of period)
      Company                                             1,078           891           775           779           677
      Independent contractor                                922           448           445           401           303
                                                      ---------     ---------     ---------     ---------     ---------
          Total                                           2,000         1,339         1,220         1,180           980

    Trailers (at end of period)                           5,387         3,723         3,236         2,913         2,378

    Average revenues per tractor per week             $   2,848     $   2,837     $   2,736     $   2,739     $   2,718
    Average revenues per mile (1)                     $    1.26     $    1.28     $    1.28     $    1.28     $    1.28
    Average empty mile percentage                          10.8%         11.0%         11.2%         11.4%          9.9%
    Average length of haul, miles                           674           629           644           674           661
    Average annual revenues per non-driver employee   $ 591,000     $ 544,300     $ 526,700     $ 477,300     $ 456,100

BALANCE SHEET DATA (AT END OF PERIOD):
    Total assets                                      $ 224,552     $ 147,528     $ 108,671     $  99,457     $  76,757
    Long term debt, net of current maturities (2)        79,531        44,618        21,838        24,436        17,456
    Common stock with non-detachable put                 20,268           -             -             -             -
    Stockholders' equity                                 61,733        50,808        43,083        36,307        30,189



                     TRANSPORT CORPORATION OF AMERICA, INC.


         (1) Net of fuel surcharges.

         (2) Long-term debt excludes $5,353,000 for the total of obligations under revenue equipment operating leases for regular lease payments plus the residual cost of acquiring the leased equipment at the end of the lease term. The combined total of long-term indebtedness (excluding current maturities), lease obligations, and residual acquisition costs at December 31, 1998 was $84,885,000.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

         Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's Annual Report, elsewhere in this Report, in future filings by the Company with the SEC, in the Company's press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts, are forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements" are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements which speak only as of the date made. The following important factors, among other things, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the highly competitive conditions that currently exist in the Company's market and the Company's ability to compete, (2) the Company's ability to recruit train, and retain qualified drivers, (3) increases in fuel prices, (4) changes in governmental regulations applicable to the Company's operations, (5) adverse weather conditions, (6) accidents, (7) the Company's year 2000 Readiness, (8) the market for used revenue equipment, and (9) downturns in general economic conditions affecting the Company and its customers. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise or update any previously made forward-looking statements. Unanticipated events are likely to occur.

                     TRANSPORT CORPORATION OF AMERICA, INC.


OVERVIEW

         Transport America began substantial operations in 1984 when Mr. Aronson joined the Company as President and Chief Executive Officer. From 1984 to 1998, the Company increased consolidated revenues from $2.4 million to $245.9 million. In July 1998, the Company completed its acquisition of North Star, a private truckload carrier, based in Eagan, Minnesota, employing primarily independent contractors for its driver workforce. The operations of North Star were integrated into those of the Company during the last six months of 1998. Other than the North Star acquisition, the Company has accomplished its revenue increases through internal growth.

         The Company operated Transport International Express, Inc. ("TIE)" from August 1997 through December 1998. This less-than-truckload express service did not meet Company's expectations and was sold, effective January 1, 1999.

         The Company's operating strategy is to provide high quality, customized logistics services that allow it to be a preferred partner or core carrier to major shippers. The Company carries out this strategy through its experienced marketing and operations staff by providing a stable driver workforce, employing technologically sophisticated systems, and maintaining a late-model equipment fleet.

         Potential liability associated with accident, cargo loss, workers' compensation and equipment damage in the truckload industry is large and difficult to predict. The Company reserves in its financial statements the estimated value of all known claims, damage and losses. These estimates are determined by Company management with the assistance of claims administrators at the insurance carrier or by third party claims administrators. Estimates are based on case facts and past experience and are adjusted as necessary when additional information becomes available.

                     TRANSPORT CORPORATION OF AMERICA, INC.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of expense items to operating revenues for the periods indicated:

                                                   Years ended December 31,
                                                 -----------------------------
                                                   1998      1997      1996
                                                 --------- --------- ---------

Operating revenues                                   100.0     100.0     100.0

Operating expenses:
     Salaries, wages, and benefits                    27.6      28.5      27.7
     Fuel, maintenance, and other expenses            10.9      13.4      14.6
     Purchased transportation                         33.8      29.9      28.4
     Revenue equipment leases                          1.5       2.6       3.9
     Depreciation and amortization                     7.9       8.3       8.5
     Insurance, claims and damage                      2.8       3.0       2.8
     Taxes and licenses                                1.6       1.7       1.8
     Communications                                    1.2       1.1       1.2
     Other general and administrative expenses         3.8       3.5       3.2
     Gain on sale of equipment                        (0.2)     (0.7)     (0.2)
     Interest expense, net                             2.0       1.8       1.6
                                                 --------- --------- ---------
Total operating expenses                              92.9      93.1      93.5

Earnings before income taxes                           7.1       6.9       6.5
Provision for income taxes                             2.8       2.7       2.7
                                                 --------- --------- ---------

Net earnings                                           4.3       4.2       3.8
                                                 ========= ========= =========


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Operating revenues increased 31.9% to $245.9 million for the year ended December 31, 1998 from $186.4 million for the year ended December 31, 1997. Revenue growth from existing customers, as well as additional revenues attributable to the North Star acquisition, which became effective July 1, 1998, were the primary factors of the revenue increase in 1998, when compared to 1997. The additional North Star drivers provided significantly greater capacity throughout the last six months of 1998. Revenues per mile, excluding fuel surcharges, declined to $1.26 per mile for 1998 from $1.28 per mile for 1997 as a result of the generally lower rate per mile associated with North Star freight. Equipment utilization, as measured by average revenues per tractor per week was $2,848 during 1998, approximating 1997 utilization.

                     TRANSPORT CORPORATION OF AMERICA, INC.


         North Star utilized the services of independent contractors for substantially all of its driver workforce. Following the North Star acquisition, independent contractors represented a significantly higher share of the Company's total driver workforce than in prior periods. In addition to providing their own tractors, independent contractors are responsible for operating expenses including repairs, fuel and other direct costs associated with their equipment. As a result of the greater proportion of independent contractors than in prior years, several expense categories declined as a percentage of revenue in 1998, offsetting an increase of purchased transportation expense as a percentage of revenues, when compared to 1997. At December 31, 1998 there were 922 independent contractors, compared to 448 at the end of 1997.

         The Company sold TIE, its less-than-truckload express service which had been operated since the third quarter of 1997 effective January 1, 1999. TIE operating losses during 1998 were approximately $1.8 million, compared to an operating loss of $0.9 million in 1997.

         The pre-tax margin (earnings before income taxes as a percentage of operating revenues) increased to 7.1% for 1998 from 6.9% for 1997. Excluding gain on sale of equipment, pre-tax margin was 6.9% and 6.2% for 1998 and 1997, respectively. Salaries, wages and benefits declined as a percentage of operating revenues to 27.6% for 1998 from 28.5% for 1997. Non-driver efficiency, as measured by average annual revenues per non-driver employee, improved 8.6% to $591,000 for 1998 from $544,300 for 1997. Miles driven by independent contractors increased 42.6% over 1997 miles as a result of the higher average number of independent contractors in 1998, when compared to 1997. Accordingly, purchased transportation increased as a percentage of operating revenues to 33.8% for 1998 from 29.9% in 1997. Fuel, maintenance and other expense was 10.9% of operating revenues in 1998, compared to 13.4% for 1997, reflecting the lower proportion of miles driven by Company drivers as well as the lower fuel prices which existed throughout 1998, when compared to 1997. Revenue equipment leases decreased as a percentage of operating revenues to 1.5% for 1998 from 2.6% for 1997. Depreciation and amortization were 7.9% for 1998, compared to 8.3% for 1997 as result of the larger proportion of revenue equipment supplied by independent contractors during 1998 and a change of estimated salvage values of certain of the Company's revenue equipment, which reduced depreciation expense by approximately $1,095,000 in 1998. Improved accident and claims experience in 1998, as well as favorable premium rates for policies renewed in 1998, resulted in a decrease of insurance, claims and damage expense as a percentage of operating revenues to 2.8% in 1998 from 3.0% in 1997. Net interest expense increased as a percentage of operating revenues to 2.0% for 1998 from 1.8% for 1997, primarily reflecting higher average debt in 1998 resulting from the acquisition of North Star in July 1998, and purchases of additional revenue equipment in 1998, when compared to 1997.

         Gain on the disposition of equipment was $0.5 million in 1998, compared to a gain of $1.3 million in 1997, as a result of fewer equipment dispositions in 1998 when compared to 1997, along with the Company's continuing effort to more closely reflect the estimated useful lives and salvage values of its revenue equipment.

                     TRANSPORT CORPORATION OF AMERICA, INC.

         The provision for income taxes as a percentage of operating revenues was 2.8% for 1998 and 2.7% for 1997. The effective tax rate for 1998 was 39.0%, compared to the tax rate of 40.1% for 1997. The lower effective rate in 1998 was due primarily to a continued decline in Company per diem payments, which are not fully deductible for income tax purposes, when compared to 1997. The Company pays certain of its drivers a per diem allowance while on the road to cover meals and other expenses.

         As a consequence of the items discussed above, net earnings increased 37.5% to $10.7 million, or 4.3% of operating revenues, for the year ended December 31, 1998, from $7.8 million, or 4.2% of operating revenues, for the year ended December 31, 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Operating revenues increased 13.2% to $186.4 million for the year ended December 31, 1997 from $164.7 million for the year ended December 31, 1996. Existing customers continued as the primary source of revenue growth. Average revenues per mile, excluding fuel surcharges, were $1.28 per mile for 1997 and 1996. Equipment utilization, as measured by average revenues per tractor per week was $2,837 during 1997, compared to $2,736 during 1996, a 3.7% improvement in 1997, compared to 1996.

         The pre-tax margin (earnings before income taxes as a percentage of operating revenues) increased to 6.9% for 1997 from 6.5% for 1996. Excluding gain on sale of equipment, pre-tax margin was 6.2% and 6.3% for 1997 and 1996, respectively. As measured by average annual revenues per non-driver employee, efficiency improved 3.3% to $544,300 for 1997 from $526,700 for 1996. Salaries, wages and benefits increased as a percentage of operating revenues to 28.5% for 1997 from 27.7% for 1996. Independent contractor miles increased 11.8% due to an increase in the average number of contractors in 1997, when compared to 1996. Correspondingly, purchased transportation increased as a percentage of operating revenues to 29.9% for 1997 from 28.4% in 1996. Fuel, maintenance and other expense decreased as a percentage of operating revenues to 13.4% for 1997 from 14.6% for 1996 as a result of the increase in independent contractor miles as a percentage of total miles, and lower fuel costs in 1997 when compared to 1996. As a result of an increase in independent contractors and the expanded use of debt-financed equipment, revenue equipment leases decreased as a percentage of operating revenues to 2.6% for 1997 from 3.9% for 1996. Depreciation and amortization decreased to 8.3% for 1997 from 8.5% for 1996 due to the timing of equipment purchases and the change of estimated salvage values and useful lives of the Company's revenue equipment and software, which reduced depreciation expense by approximately $750,000 in 1997. Somewhat poorer accident and claims experience in 1997, partially offset by favorable premium rates for policies renewed in 1997, resulted in an increase of insurance, claims and damage expense as a percentage of operating revenues to 3.0% in 1997 from 2.8% in 1996. Net interest expense increased as a percentage of operating revenues to 1.8% for 1997 from 1.6% for 1996 primarily as a result of increased debt-financed equipment purchases in 1997, when compared to 1996.

                     TRANSPORT CORPORATION OF AMERICA, INC.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $40.3 million, $16.8 million, and $25.6 million for the years ended 1998, 1997, and 1996, respectively. Working capital was $3.2 million at December 31, 1998, compared to a $2.2 million deficit at December 31, 1997. During 1998, the Company arranged for a long-term credit facility which resulted in the retirement of $7.7 million of current maturities of long-term debt and a corresponding increase of non-current long-term liabilities. Accrued liabilities include normal provisions for accident and workers' compensation claims associated with the Company's self-insured retention insurance program, less claim payments actually made. The Company believes that its reserves and liquidity are adequate for expected future claim payments.

         Investing activities consumed $68.0 million in 1998, including $15.6 million for the cash portion of the North Star acquisition, $48.7 million for the purchase of new revenue equipment, net of proceeds from the disposition of used revenue equipment, and $3.5 million for the purchase of land for a facility in Atlanta, Georgia, as well as other equipment and improvements. As of December 31, 1998, the Company had purchase commitments totaling $32.5 million for the purchase of revenue equipment and $1.9 million for the construction of a facility in Atlanta, Georgia. The Company believes that cash flows from operating activities, proceeds from the disposition of used revenue equipment, and borrowings available under its credit facility will be adequate to meet its needs.

                     TRANSPORT CORPORATION OF AMERICA, INC.


         Net cash provided by financing activities in 1998 was $26.7 million. The primary source of financing was net borrowings of $53.0 million under the Company's long-term credit facility and the issuance of $10.6 million of long-term debt associated with the purchase of revenue equipment. Payments under the Company's term loan agreements were $37.2 million, including the retirement of approximately $16.9 million of long-term debt subsequent to funding of the Company's long-term credit facility. The Company repurchased and retired 31,000 outstanding shares of common stock during 1998 with an aggregate purchase price of approximately $0.4 million. The Company also received $0.6 million of proceeds from the exercise of options and warrants for the purchase of common stock during 1998.

         The Company has a credit agreement with seven major banks for an unsecured credit facility with maximum combined borrowings and letters of credit of $100 million. Amounts actually available under the credit facility may be limited by the Company's accounts receivable and unencumbered revenue equipment. The credit agreement expires in March 2001. During 1998, the credit facility was used to retire approximately $16.9 million of existing long-term debt and the outstanding balance of the previous credit facility, the purchase of revenue equipment and other assets, as well as to fund other cash requirements. In the future, the facility will be used to meet working capital needs, make purchases of revenue equipment and other assets, satisfy letter of credit requirements associated with the Company's self-insured retention arrangements, and for acquisitions. At December 31, 1998, there were outstanding borrowings of $53.0 million and letters of credit outstanding totaling $3.6 million under this credit facility.


NEW ACCOUNTING PRONOUNCEMENTS

         During 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133. SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, establishes new standards for recognizing all derivatives as either assets or liabilities, and measures those instruments at fair value. The Company will be required to adopt the new standard beginning with the first quarter of fiscal 2000; earlier application is permitted. The Company is currently in the process of evaluating the impact of this statement.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.

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

         Under the guidance of the Committee, an inventory and assessment of all systems has been completed. A remediation timeline for non-compliant systems will be completed in the second quarter of 1999.

         The Company is dependent upon system-based relationships with outside parties, including customers, banks, payroll processors, suppliers, communication service providers, and other business partners. The Company has outlined its core business processes and identified customers and vendors who are critical to these processes. The Company has implemented a series of phone and printed surveys which have been sent to these business partners to assess their Y2K readiness. Responses to these surveys are being collected and assessments made to determine the degree of impact on Company operations, should any of these outside parties fail to achieve Y2K compliance. Remediation actions and alternate procedures will be developed to overcome any significant business partner issues discovered as a result of the surveys.

COSTS TO ADDRESS THE COMPANY'S Y2K ISSUES

         The Company believes that the costs of addressing internal Y2K issues will not have a material adverse effect upon its results of operations or financial condition. The major initiative, consisting of replacing the operations system, is primarily directed at improving operational effectiveness, with the added benefit of replacing a non-Y2K compliant system. The Company has estimated that internal costs associated with Y2K compliance will be $350,000, of which approximately $200,000 has been incurred and expensed to date. The potential financial impact on the Company resulting from the failure of any of the Company's business partners to be Y2K compliant cannot be estimated until the Company has received and evaluated responses to its surveys of its business partners.

RISKS ASSOCIATED WITH THE COMPANY'S Y2K ISSUES

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

                     TRANSPORT CORPORATION OF AMERICA, INC.

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

CONTINGENCY PLANS

         The Company is in the process of developing a comprehensive Y2K Contingency Plan. The Committee is charged with developing such contingency plan by the end of the second quarter of 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to certain market risks with its $100 million credit agreement, of which $53.0 million is outstanding at December 31, 1998. The agreement bears interest at a variable rate, which was 6.4% at December 23, 1998. In addition, the Company also has 1.2 million shares of common stock with a non-detachable Put option. The Put gives the shareholder the right to sell some or all of the 1.2 million shares of the Company's common stock back to the Company at $16.89 per share, payable in cash, during a 60-day period commencing June 30, 2001.

                     TRANSPORT CORPORATION OF AMERICA, INC.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements described in Item 14(a)1 of this report are incorporated herein. See "Quarterly Financial Data" appearing on page F-24 of the audited consolidated financial statements which are incorporated herein, by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                     TRANSPORT CORPORATION OF AMERICA, INC.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information concerning the Company's executive officers, reference is made to the information set forth under the caption "Executive Officers of the Registrant" located in Item 1 on page 7 of this Form 10-K. For information concerning the Company's directors and compliance by the Company's directors, executive officers and significant shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, reference is made to the information set forth under the captions "Election of Directors" and "Beneficial Ownership of Common Stock," respectively, in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1999 to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the information set forth under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1999 to be filed pursuant to Regulation 14A, which information is incorporated herein by reference, except to the extent stated therein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the information set forth under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1999 to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information set forth under caption "Certain Transactions" in the Company's Proxy statement for the Annual Meeting of Shareholders to be held on May 20, 1999 to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                     TRANSPORT CORPORATION OF AMERICA, INC.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)     Documents filed as part of this Form 10-K

         1.       Consolidated Financial Statements
                  ---------------------------------

                                                                                             Form 10-K
                                                                                          Page Reference
                                                                                          --------------
                  Index to Consolidated Financial Statements....................................F-1
                  Independent Auditors' Report..................................................F-2
                  Consolidated Balance Sheets...................................................F-3
                  Consolidated Statements of Earnings...........................................F-4
                  Consolidated Statements of Stockholders' Equity...............................F-5
                  Consolidated Statements of Cash Flows.........................................F-6
                  Notes to Consolidated Financial Statements....................................F-7

         2.       Consolidated Financial Statement Schedules
                  ------------------------------------------
                  Included in Part IV of this report:
                  Independent Auditors' Report on Schedule......................................S-1
                  Schedule II - Valuation and Qualifying Accounts...............................S-2

         3.       Exhibits
                  --------

                  Exhibit
                  Number       Description
                  ------       -----------
                               Page
                               ----

                  3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-84140) as declared effective by the Commission on November 3, 1994 (the "1994 S-1")).
                  3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the 1994 S-1).
                  4.1 Rights Agreement by and between the Company and Norwest Bank Minnesota, N.A., dated February 25, 1997 (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, as amended, filed with the SEC on February 27, 1997, and to Exhibit 1 to the Company's Registration Statement on form 8-K/A, filed with the SEC on June 29, 1998).
                  10.1 Credit Agreement dated as of August 14, 1998 among ABN-AMRO Bank, N.V., certain other bank parties, and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                              1998).

                     TRANSPORT CORPORATION OF AMERICA, INC.

                  10.2 1986 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 1996).
                  10.3 401(k) Retirement Plan (incorporated by reference to Exhibit 10.3 to the 1994 S-1).
                  10.5 Form of warrants granted to officers, directors and consultants (incorporated by reference to
                              Exhibit 10.5 to the 1994 S-1).
                  10.6 Form of Vehicle Lease and Independent Contractor Agreement (incorporated by reference to Exhibit
                              10.11 to the Company's Form 10-K for the year ended December 31, 1996).
                  10.12 Employee Stock Purchase Plan (incorporated by reference to Form S-8 which was filed on January 31, 1996 (File No. 333-934)).
                  10.13 1995 Stock Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1996).
                  11.1        Statement re: Computation of Earnings per
                              Share ........................................F-23
                  23.1        Independent Auditors' Consent ................F-24
                  21 Subsidiaries of the Registrant: North Star Transport, Inc., and Transport International Express Inc., Minnesota corporations.
                  27.1        Financial Data Schedule, Fiscal year end
                              December 31, 1998 ............................

(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the three months ended December 31, 1998.

(c)      Exhibits
         --------

         Reference is made to Item 14(a)3.

(d)      Schedules
         ---------

         Reference is made to Item 14(a)2.

                     TRANSPORT CORPORATION OF AMERICA, INC.


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRANSPORT CORPORATION OF AMERICA,
                                       INC. ("Registrant")

Dated: March 24, 1999                  By  /s/ James B. Aronson
       --------------                  -----------------------------------------
                                       James B. Aronson
                                       Chairman of the Board and Chief Executive
                                       Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                                                   Date
-------------------                                                   ----

      /s/ James B. Aronson                                       March 24, 1999
---------------------------------------------------              --------------
James B. Aronson
Chairman of the Board and
Chief Executive Officer

     /s/ Robert J. Meyers                                        March 24, 1999
---------------------------------------------------              --------------
Robert J. Meyers
President, Chief Operating Officer and
Chief Financial Officer

     /s/ William Slattery                                        March 24, 1999
---------------------------------------------------              --------------
William Slattery, Director

     /s/ Anton J. Christianson                                   March 24, 1999
---------------------------------------------------              --------------
Anton J. Christianson, Director

     /s/ Michael J. Paxton                                       March 24,1999
---------------------------------------------------              --------------
Michael J. Paxton, Director

     /s/ Kenneth J. Roering                                      March 24, 1999
---------------------------------------------------              --------------
Kenneth J. Roering, Director

                    Independent Auditors' Report on Schedule


The Board of Directors and Stockholders
Transport Corporation of America, Inc.

         Under date of February 5, 1999, we reported on the consolidated balance sheets of Transport Corporation of America, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements, and our report thereon, are included in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

         In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       KPMG Peat Marwick LLP


Minneapolis, Minnesota
February 5, 1999

                     TRANSPORT CORPORATION OF AMERICA, INC.

                                                                     SCHEDULE II

                        Valuation and Qualifying Accounts
                                 (In thousands)

                                                                           Additions
                                                                   ----------------------
                                                                   Additions
                                                        Balance at  charged to  Charged to                     Balance
                                                        beginning   cost and      other                        at end
Description                                              of year     expense     accounts     Deductions       of year
----------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
  (deducted from accounts receivable)

Year ended December 31, 1998                              $  324       162         30 (1)          55          $   461

Year ended December 31, 1997                              $  313       115                        104          $   324

Year ended December 31, 1996                              $  304        60                         51 (2)      $   313


Reserve for insurance, claim and damage liability

Year ended December 31, 1998                              $3,408     5,191      1,490 (1)       5,426          $ 4,663

Year ended December 31, 1997                              $3,341     4,157                      4,090          $ 3,408

Year ended December 31, 1996                              $4,277     3,014                      3,950          $ 3,341


Reserve for workers' compensation liability

Year ended December 31, 1998                              $1,294     1,578                      1,485          $ 1,387

Year ended December 31, 1997                              $1,643     1,416                      1,765          $ 1,294

Year ended December 31, 1996                              $1,351     1,789                      1,497          $ 1,643


(1) North Star valuation at date of acquisition
(2) Net of recoveries of amounts previously deducted

                     TRANSPORT CORPORATION OF AMERICA, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE

Independent Auditors' Report...............................................F-2

Consolidated Balance Sheets................................................F-3

Consolidated Statements of Earnings........................................F-4

Consolidated Statements of Stockholders' Equity............................F-5

Consolidated Statements of Cash Flows......................................F-6

Notes to Consolidated Financial Statements.................................F-7

                     TRANSPORT CORPORATION OF AMERICA, INC.


Independent Auditors' Report


The Board of Directors and Stockholders
Transport Corporation of America, Inc.:

We have audited the consolidated balance sheets of Transport Corporation of America, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transport Corporation of America, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
Minneapolis, Minnesota
February 5, 1999

                     TRANSPORT CORPORATION OF AMERICA, INC.


                           Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                                                                      December 31,
                                                                                ---------------------
ASSETS                                                                            1998         1997
-----------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                 $     448    $   1,383
     Trade accounts receivable, net (note 1 and 4)                                27,403       17,482
     Other receivables (note 2)                                                    1,593        4,492
     Operating supplies - inventory (note 1)                                       1,378          989
     Deferred income tax benefit (note 1 and 9)                                   5,443        3,945
     Prepaid expenses and tires                                                    2,212        1,921
-----------------------------------------------------------------------------------------------------
Total current assets                                                              38,477       30,212

Property and equipment:
     Land, buildings, and improvements                                            18,759       17,120
     Revenue equipment (note 1 and 4)                                            179,042      126,886
     Other equipment                                                               9,905        7,082
-----------------------------------------------------------------------------------------------------
       Total property and equipment                                              207,706      151,088
       Less accumulated depreciation                                             (46,946)     (36,048)
-----------------------------------------------------------------------------------------------------
         Property and equipment, net                                             160,760      115,040
Other assets, net (note 3)                                                        25,315        2,276
-----------------------------------------------------------------------------------------------------

Total assets                                                                   $ 224,552    $ 147,528
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt (note 4)                            $  13,717    $  19,077
     Accounts payable                                                              7,207        3,559
     Checks issued in excess of cash balances                                        426            0
     Due to independent contractors                                                2,126        1,206
     Accrued expenses (note 5)                                                    11,795        8,609
=====================================================================================================
Total current liabilities                                                         35,271       32,451

Long term debt, less current maturities (note 4)                                  79,531       44,618

Deferred income taxes (note 9)                                                    27,749       19,652

Commitments (note 7 and 11)

1,200,000 shares of common stock with non-detachable put (note 6)                 20,268            0

Stockholders' equity (notes 7):
     Common stock, $.01 par value; 15,000,000 shares authorized; 6,687,873
         (excluding 1,200,000 shares with non-detachable put) and 6,590,634 shares issued and outstanding as of
         December 31, 1998 and 1997, respectively                                     67           66
     Additional paid-in capital                                                   24,093       23,824
     Retained earnings                                                            37,573       26,917
-----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        61,733       50,807
-----------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                     $ 224,552    $ 147,528
=====================================================================================================


See accompanying notes to consolidated financial statements

                     TRANSPORT CORPORATION OF AMERICA, INC.

                       Consolidated Statements of Earnings
               (In thousands, except share and per share amounts)

                                                             Years ended December 31,
                                                 ------------------------------------------
                                                     1998           1997           1996
------------------------------------------------------------------------------------------
Operating revenues                               $   245,913    $   186,392    $   164,666

Operating expenses:
     Salaries, wages, and benefits                    67,937         53,166         45,515
     Fuel, maintenance, and other expenses            26,916         25,028         23,877
     Purchased transportation                         83,005         55,614         46,761
     Revenue equipment leases                          3,731          4,893          6,490
     Depreciation and amortization                    19,348         15,494         13,966
     Insurance, claims and damage                      6,816          5,620          4,686
     Taxes and licenses                                4,016          3,248          2,952
     Communications                                    2,869          2,072          1,975
     Other general and administrative expenses         9,310          6,410          5,324
     Gain on sale of equipment                          (503)        (1,336)          (276)
------------------------------------------------------------------------------------------
         Total operating expenses                    223,445        170,209        151,270
------------------------------------------------------------------------------------------

Operating income                                      22,468         16,183         13,396

Interest expense                                       5,129          3,306          2,824
Interest income                                         (130)           (64)           (90)
------------------------------------------------------------------------------------------
Interest expense, net                                  4,999          3,242          2,734
------------------------------------------------------------------------------------------

Earnings before income taxes                          17,469         12,941         10,662

Provision for income taxes (note 9)                    6,813          5,190          4,368
------------------------------------------------------------------------------------------

Net earnings (note 7)                            $    10,656    $     7,751    $     6,294
------------------------------------------------------------------------------------------

Net earnings per share:
     Basic                                       $      1.46    $      1.18    $      0.98
     Diluted                                     $      1.42    $      1.15    $      0.94
------------------------------------------------------------------------------------------

Average common shares outstanding:
     Basic                                         7,299,833      6,568,444      6,441,723
     Diluted                                       7,520,534      6,734,352      6,718,351
------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                     TRANSPORT CORPORATION OF AMERICA, INC.

                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1998, 1997, and 1996
                      (In thousands, except share amounts)


                                                        Common Stock                Additional                      Total
                                              ----------------------------------     paid-in       Retained     stockholders'
                                                   Shares             Amount         capital       earnings         equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                         6,420,619           $64            $23,370      $ 12,872          $ 36,306

     Common stock options,
       warrants, and stock
       purchase plan                                  75,420             1                481             0               482

     Net earnings                                          0             0                  0         6,294             6,294
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                         6,496,039            65             23,851        19,166            43,082

     Common stock options,
       warrants, and stock
       purchase plan                                 170,295             2                358             0               360

     Tax benefits related to
       employee stock warrant
       transactions                                        0             0                571             0               571

     Repurchase and retirement
       of common stock                               (75,700)           (1)              (956)            0              (957)

     Net earnings                                          0             0                  0         7,751             7,751
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                         6,590,634            66             23,824        26,917            50,807

     Common stock options,
       warrants, and stock
       purchase plan                                 128,239             1                559             0               560

     Tax benefits related to
       employee stock warrant
       transactions                                        0             0                 86             0                86

     Repurchase and retirement
       of common stock                               (31,000)            0               (376)            0              (376)

     Net earnings                                          0             0                  0        10,656            10,656
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                         6,687,873           $67            $24,093      $ 37,573          $ 61,733
------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                     TRANSPORT CORPORATION OF AMERICA, INC.


                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                       Years ended December 31,
                                                                                  ---------------------------------
                                                                                       1998        1997        1996
-------------------------------------------------------------------------------------------------------------------
Operating activities:
     Net earnings                                                                  $ 10,656    $  7,751    $  6,294
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization                                              19,348      15,494      13,966
          Gain on sale of equipment                                                    (503)     (1,336)       (275)
          Deferred income taxes                                                       6,599       4,510       3,241
          Tax benefits related to employee stock transactions                            87         571           0
          Changes in operating assets and liabilities, net of acquisition:
            Trade receivables                                                        (1,652)     (4,864)        423
            Other receivables                                                         2,899      (3,835)      2,665
            Operating supplies                                                         (389)       (179)        153
            Prepaid expenses and tires                                                  841         181        (211)
            Accounts payable                                                          2,284         950        (389)
            Due to independent contractors                                              408        (179)        405
            Accrued expenses                                                           (247)     (2,228)       (707)
-------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                  40,331      16,836      25,565
-------------------------------------------------------------------------------------------------------------------

Investing activities:
     Payments for purchases of revenue equipment                                    (56,382)    (51,002)    (21,133)
     Payments for purchases of property and other equipment                          (3,544)     (8,049)     (3,303)
     (Increase) decrease in other assets                                               (200)       (196)         83
     Acquisition of business, net of cash acquired                                  (15,555)          0           0
     Proceeds from sales of equipment                                                 7,710      11,803       4,168
-------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                     (67,971)    (47,444)    (20,185)
-------------------------------------------------------------------------------------------------------------------

Financing activities:
     Proceeds from issuance of common stock,
        and exercise of options and warrants                                            559         361         482
     Payments of loan origination fees                                                 (267)          0           0
     Payments for repurchase and retirement of common stock                            (376)       (958)          0
     Proceeds from issuance of long-term debt                                        10,577      44,538      15,592
     Principal payments on long-term debt                                           (37,214)    (17,940)    (12,246)
     Proceeds from issuance of notes payable to bank                                 96,450      38,060      21,888
     Principal payments on notes payable to bank                                    (43,450)    (38,060)    (24,118)
     Change in net checks issued in excess of cash balances                             426        (351)       (802)
-------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                  26,705      25,650         796
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                        (935)     (4,958)      6,176
Cash and cash equivalents, beginning of year                                          1,383       6,341         165
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                             $    448    $  1,383    $  6,341
-------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
        Interest                                                                   $  5,028    $  3,425    $  2,806
        Income taxes, net                                                              (949)      1,296         531



During 1998, the Company issued 1.2 million shares of common stock at $16.89 per share totalling $20.3 million in connection with the acquisition of North Star Transport, Inc.

See accompanying notes to consolidated financial statements.

                     TRANSPORT CORPORATION OF AMERICA, INC.



                   Notes to Consolidated Financial Statements
                  Years ended December 31, 1998, 1997, and 1996

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

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries, North Star Transport, Inc. ("North Star") and Transport International Express, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         RECLASSIFICATIONS
         Certain reclassifications have been made to the 1997 and 1996 financial statements in order to conform to the 1998 presentation.

         REVENUE RECOGNITION
         Operating revenues are recognized when the freight to be transported has been loaded. Amounts payable to independent contractors for purchased transportation, to Company drivers for wages and any other direct expenses are accrued when the related revenue is recognized.

         TRADE ACCOUNTS RECEIVABLE
         Trade Accounts Receivable at December 31, 1998 and 1997 are net of allowances for doubtful accounts of $461,000 and $324,000, respectively.

         REVENUE EQUIPMENT, PROPERTY, AND OTHER EQUIPMENT
         Revenue equipment, property, and other equipment are recorded at cost.
              Depreciation, including amortization of capitalized leases, is computed using the straight-line basis over the estimated useful lives of the assets or the lease periods, whichever is shorter. The Company regularly updates its estimates of revenue equipment salvage values and adjusts depreciation expense prospectively if there has been a significant change from earlier estimates.

                     TRANSPORT CORPORATION OF AMERICA, INC.


The estimated useful lives for new equipment when placed in service are as follows:

                                                                         Years
--------------------------------------------------------------------------------
Tractors                                                                   5
Trailers                                                                   5
Buildings                                                                 30
Other equipment, including computers and furniture                       3 - 8
--------------------------------------------------------------------------------

         The Company changed the estimated salvage value of certain of its' revenue equipment during 1998 and 1997, and, during 1997, the estimated life of its computer software. The changes resulted in a net decrease in depreciation expense of approximately $1,095,000 and $750,000 for 1998 and 1997, respectively, an increase in net income of approximately $668,000 and $450,000 for 1998 and 1997, respectively, and an increase of basic and diluted earnings per share of $0.09 for 1998, and $0.07 for 1997. The Company periodically assesses it's salvage values to better match revenues and expenses.

         TIRES
         Tires placed on new equipment after December 31, 1996 are capitalized as part of revenue equipment and amortized over their estimated life. Tires placed on new equipment prior to December 31, 1996 are included in other assets (net) and are capitalized and recorded as prepaid tires and amortized over their estimated life. Replacement tires are expensed when placed in service.

         IMPAIRMENT OF LONG-LIVED ASSETS
         Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         GOODWILL
         Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, 25 years. The Company assesses the recoverability of this intangible asset in accordance with its Impairment of Long-lived Assets policy.


         OPERATING SUPPLIES
         Operating supplies representing repair parts, fuel, and replacement tires for revenue equipment are recorded at cost.

                     TRANSPORT CORPORATION OF AMERICA, INC.


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

         ESTIMATED LIABILITY FOR INSURANCE CLAIMS
         The Company maintains automobile, general, cargo, and workers' compensation claim liability insurance coverages under both deductible and retrospective rating policies. In the month claims are reported, the Company estimates and establishes a liability for its share of ultimate settlements using all available information, coupled with the Company's history of such claims. Claim estimates are adjusted when additional information becomes available. The recorded expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. However, final settlement of these claims could differ materially from the amounts the Company has accrued at year-end. The Company accrues for health insurance claims reported, as well as for claims incurred but not reported, based upon the Company's past experience.

         STOCK-BASED EMPLOYEE COMPENSATION
         The Company follows the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based employee compensation plans. The Company has adopted the disclosure-only requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.

         INCOME TAXES
         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the amounts presented on the consolidated financial statements for the existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         NET EARNINGS PER SHARE: BASIC AND DILUTED
         Basic net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year. The 1.2 million shares of common stock which were issued at the time of the acquisition of North Star are considered outstanding effective July 1, 1998.

                     TRANSPORT CORPORATION OF AMERICA, INC.


         Diluted net earnings per share is computed by dividing net earnings by the weighted average number of potential common shares outstanding, assuming exercise of dilutive stock options and warrants. The potential common shares are included under the treasury stock method using the average market price of the Company's stock during each period.

         Diluted net earnings for 1998 include the effect of a non-detachable put option associated with the acquisition of North Star. The potential common shares for the Put have been calculated using the reverse treasury stock method and the average market price of the Company's stock for the period since the July 1, 1998 effective date.

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

(2)      OTHER RECEIVABLES
         Other Receivables at December 31, 1998 and 1997 included a receivable of approximately $1.4 and $3.7 million related to the sale of certain revenue equipment, respectively.

(3)      OTHER ASSETS
         Other assets at December 31, 1998 includes Goodwill from the acquisition of North Star in 1998 of $23.2 million, net of $0.5 million of accumulated amortization (see note 12).

                     TRANSPORT CORPORATION OF AMERICA, INC.



(4)      CREDIT FACILITY AND LONG TERM DEBT

         The Company has a credit agreement with seven major banks for an unsecured credit facility with maximum combined borrowings and letters of credit of $100 million. Amounts actually available under the credit facility may be limited by the Company's accounts receivable and unencumbered revenue equipment. The credit agreement expires in March 2001. During 1998, the credit facility was used to retire approximately $16.9 million of existing long-term debt and the outstanding balance of the previous credit facility, the purchase of revenue equipment and other assets, as well as to fund other cash requirements. In the future, the facility will be used to meet working capital needs, make purchases of revenue equipment and other assets, satisfy letter of credit requirements associated with the Company's self-insured retention arrangements, and for acquisitions. At December 31, 1998, the credit facility bears interest at 6.5% and there were letters of credit outstanding totaling $3.6 million under this credit facility. Under the terms of the agreement, the Company had available $43.4 million at December 31, 1998.

         The credit agreement contains certain financial covenants, which include maintenance of a minimum net worth, maintenance of a consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and lease rental expenses of 3 to 1, maintenance of a consolidated fixed charge coverage ratio not less than 2 to 1.

         The following is a summary of data relating to the current and expired credit facilities:


                                                               Years ended
                                                               December 31,
                                                         -----------------------
                                                          1998             1997
         -----------------------------------------------------------------------

         Long Term
         ---------
         Outstanding balance at year end                  $ 53,000          $ -
         Average amount outstanding                         39,456            0
         Maximum amount outstanding                         53,000            0
         Weighted average interest rate during the year      6.40%            0
         Commitment fee on unused balances                  0.175%            0

         Short Term (expired facility)
         -----------------------------
         Outstanding balance at year end                       $ -          $ -
         Average amount outstanding                          2,950          801
         Maximum amount outstanding during the year         13,641        3,640
         Weighted average interest rate during the year      8.50%        8.50%
         Commitment fee on unused balances                  0.210%       0.210%

                     TRANSPORT CORPORATION OF AMERICA, INC.



Long-term debt consists of the following:

                                                                                         December 31,
                                                                                -------------------------------
                                                                                     1998           1997
---------------------------------------------------------------------------------------------------------------
Notes payable to banks and other financial institutions with maturities through
  August 2002, secured by certain revenue equipment:
    Interest rates ranging from 6.6% to 7.7%                                          $ 39,649        $ 59,330

    Interest rate floating on a reference rate which was 7.7%
      at December 31, 1997                                                                   0           3,250

Obligations under capital leases payable with maturities through December 1999, interest rates ranging from 4.4% to 12.0%,
  and secured by certain revenue equipment                                                 599             920

Mortgage notes secured by real estate                                                        0             195

Unsecured credit facility                                                               53,000               0
---------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                    93,248          63,695

Less current maturities of long-term debt                                               13,717          19,077
---------------------------------------------------------------------------------------------------------------

Long-term debt, less current maturities                                               $ 79,531        $ 44,618
---------------------------------------------------------------------------------------------------------------

The aggregate annual maturities of long-term debt at December 31, 1998 are as follows:

Year ending December 31,                                                                               Amount
---------------------------------------------------------------------------------------------------------------
     1999                                                                                             $ 13,717
     2000                                                                                               13,127
     2001                                                                                               64,629
     2002                                                                                                1,775
---------------------------------------------------------------------------------------------------------------
      Total                                                                                           $ 93,248
---------------------------------------------------------------------------------------------------------------


                     TRANSPORT CORPORATION OF AMERICA, INC.


(5)      ACCRUED EXPENSES

         Accrued expenses are as follows:

                                                               December 31,
                                                           --------------------
                                                            1998         1997
-------------------------------------------------------------------------------

Salaries and wages                                        $ 1,656      $ 1,768
Insurance, claims and damage                                4,663        3,408
Workers compensation                                        1,387        1,294
Taxes, other than income                                      813          431
Current income tax                                            508            0
Interest                                                      242          149
Other                                                       2,526        1,559
-------------------------------------------------------------------------------
  Total                                                  $ 11,795      $ 8,609
===============================================================================



 (6)     COMMON STOCK WITH NON-DETACHABLE PUT

         In July 1998, as part of its acquisition of North Star, the Company issued 1.2 million shares of common stock with a non-detachable put option ("Put"). The shares are considered issued and outstanding as of December 31, 1998.

         The Put gives the shareholder the right to sell some or all of the 1.2 million shares of the Company's common stock back to the Company at $16.89 per share, payable in cash, during a 60-day period commencing June 30, 2001. The maximum repurchase obligation of 1.2 million shares at $16.89 per share is $20,268,000, and has been classified outside of stockholders' equity. In the event the Put expires unexercised, this amount will be reclassified to stockholders' equity.

         The effect of the 1.2 million shares associated with the Put is included in the computations of both basic and diluted earnings per share. Additionally, for dilutive earnings per share, the reverse treasury stock method is applied to the 1.2 million shares as the Company's average stock price has been below the Put price of $16.89. The dilutive effect for 1998 was $.03 per share.

                     TRANSPORT CORPORATION OF AMERICA, INC.


(7)      STOCKHOLDERS' EQUITY


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

         WARRANTS
         At December 31, 1998 and 1997, the Company had outstanding warrants for the purchase of 22,500 and 37,500 shares of the Company's common stock, respectively, at prices ranging from $1.40 to $5.20 per share. All of the warrants are currently exercisable and have expiration dates through 1999. No warrants were granted during 1998 or 1997.


Warrant transactions are summarized as follows:

                                                                           Years ended
                                                                          December 31,
                                                                     --------------------------
                                                                        1998         1997
-----------------------------------------------------------------------------------------------
Warrants outstanding at beginning of year                                 37,500      184,125
Warrants exercised                                                        15,000      146,625
-----------------------------------------------------------------------------------------------
Warrants outstanding at end of year                                       22,500       37,500
===============================================================================================
Weighted average price of warrants outstanding at end of year            $  5.20      $  3.68
===============================================================================================


                     TRANSPORT CORPORATION OF AMERICA, INC.


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

         The Plan permits employees to purchase shares of Common Stock of the Company at a price equal to the lesser of 85% of the market value of the Common Stock at the commencement or termination dates of each phase. Each year, during the term of the plan, there are two six-month phases commencing on January 1 and July 1, respectively. Employees who have been employed for one year and who are regularly scheduled to work more than 20 hours per week and who are less than 5% owners are eligible to participate in the program via payroll deductions. Purchases are limited to 10% of a participant's base pay during the respective phase.

         During 1998 and 1997, employees purchased 4,389 and 5,280 shares respectively, at average prices of $12.25 and $9.13 per share, respectively.

         TA REWARDS PROGRAM
         During 1997 the Company established an incentive program to reward employee drivers and independent contractor drivers that achieve certain performance and safety goals. Under this program, drivers are awarded points on a quarterly basis for achieving their safety and performance goals. Drivers may redeem these points for various rewards, including shares of the Company's common stock. Through 1998, the Company satisfied driver point redemptions for shares of the Company's common stock by purchasing the shares on the open market on behalf of the drivers.

         In 1998, the Board approved the T.A. Rewards Program - Stock
              Component ("TA Rewards"). TA Rewards provides for the issuance of up to 100,000 shares of the Company's common stock for driver redemptions of their TA Rewards points.
              During 1998, no common shares were issued under this program.

                     TRANSPORT CORPORATION OF AMERICA, INC.


         STOCK OPTION PLANS
         The Company has adopted two stock option plans which allow for the grant of options to officers and other key employees to purchase common shares at an exercise price not less than 100% of fair market value on the date of grant. Officers and other key employees of the Company who are responsible for, or contribute to, the management, growth and/or profitability of the business of the Company, as well as selected consultants under contract to the Company and non-employee directors are eligible to be granted awards. No options were granted to consultants during 1998, 1997, or 1996.

         These option plans allow for the grant of up to 725,000 shares. Options generally vest in cumulative annual increments over periods from one to four years and expire five years from date of issuance. At December 31, 1998, the exercise prices of outstanding options ranged from $9.35 to $18.00, with a weighted average contractual life of approximately two years.

Option transactions are summarized as follows:

                                                                                                          Weighted Average
                                                                               Shares                      Exercise Price
---------------------------------------------------------------------------------------------------------------------------------
                                                                         1998             1997            1998            1997
                                                                   --------------   --------------  --------------  -------------
Options outstanding at beginning of year                                 240,047          252,437          $ 7.61         $ 7.25
  Granted                                                                 92,000            6,000           11.42          13.00
  Cancelled                                                              (30,000)               0           10.44              0
  Exercised                                                             (108,850)         (18,390)           4.38           4.48
---------------------------------------------------------------------------------------------------------------------------------

Options outstanding at end of year                                       193,197          240,047         $ 10.80         $ 7.61
=================================================================================================================================

Options exercisable at end of year                                       143,197          221,596         $ 10.93         $ 7.28
=================================================================================================================================



The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                      Outstanding Options                           Exercisable Options
                         ------------------------------------------------     ----------------------------------
       Exercise                         Weighted-ave.         Weighted                              Weighted
         Price                            Remaining            Average                              Average
         Range           Number        Contractual Life    Exercise Price          Number       Exercise Price
         -----           ------        ----------------    --------------          ------       --------------
                                      >
        $ 5 - 10         88,020           0.8 years            $ 9.35            88,020              $ 9.35
         10 - 15         93,177           3.6 years             11.24            43,177               12.17
         15 - 20         12,000           4.4 years             18.00            12,000               18.00
                       --------                                                --------
                        193,197                                                 143,197
                       ========                                                ========


                     TRANSPORT CORPORATION OF AMERICA, INC.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized with respect to the Company's stock option plans or the Employee Stock Purchase Plan. Had compensation cost been determined on the basis of fair value pursuant to the provisions of SFAS No. 123, net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below.


                                                    1998             1997
-------------------------------------------------------------------------------

Net earnings:
  As reported                                        $ 10,656          $ 7,751
                                                ==============  ===============
  Pro forma                                          $ 10,521          $ 7,680
                                                ==============  ===============

Net basic earnings per share:
  As reported                                          $ 1.46           $ 1.18
                                                ==============  ===============
  Pro forma                                            $ 1.44           $ 1.17
                                                ==============  ===============

Net diluted earnings per share:
  As reported                                          $ 1.42           $ 1.15
                                                ==============  ===============
  Pro forma                                            $ 1.40           $ 1.14
                                                ==============  ===============


          The above pro forma amounts may not be representative of the effects on reported net earnings for future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997:

                                                        1998             1997
-------------------------------------------------------------------------------
Dividend yield                                          0.00%            0.00%
Expected volatility                                    52.00%           37.00%
Risk-free interest rate                                 4.75%            6.21%
Expected lives                                        5 years          5 years

                     TRANSPORT CORPORATION OF AMERICA, INC.


(8)      EMPLOYEE BENEFIT PLANS

         The Company has a savings retirement plan ("the Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer up to 16% of their compensation on a pretax basis. The Company may, at its discretion, match a portion of the employee deferrals. During 1998, 1997, and 1996 the Company contributed amounts equal to one-fourth of the employee deferrals, up to 1% of each participant's compensation. For participants who are employed as truck drivers with pay based on actual miles driven, the Company may also elect to contribute 1/2(cent) and 1(cent) per paid mile driven for drivers with over one and two years of service, respectively. The Company contributed $506,000 in 1998, $525,000 in 1997, and $323,000 in
              1996, to the Plan on behalf of all employees.

                     TRANSPORT CORPORATION OF AMERICA, INC.


(9)      INCOME TAXES

The provision for income taxes consists of the following:
(In thousands)

                                                                                      Current          Deferred          Total
-------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1998:
    Federal                                                                             $ 27           $5,474           $5,501
    State                                                                                106            1,206            1,312
-------------------------------------------------------------------------------------------------------------------------------
      Total                                                                             $133           $6,680           $6,813
===============================================================================================================================

For the year ended December 31, 1997:
    Federal                                                                             $(21)          $4,148           $4,127
    State                                                                                150              913            1,063
-------------------------------------------------------------------------------------------------------------------------------
      Total                                                                             $129           $5,061           $5,190
===============================================================================================================================

For the year ended December 31, 1996:
    Federal                                                                             $896           $2,603           $3,499
    State                                                                                239              630              869
-------------------------------------------------------------------------------------------------------------------------------
      Total                                                                           $1,135           $3,233           $4,368
===============================================================================================================================

The income tax expense differs from the "expected" tax expense as follows for the years ended December 31, 1998, 1997, and 1996:

                                                                                       1998             1997             1996
-------------------------------------------------------------------------------------------------------------------------------

Expected federal tax expense at statutory rates                                       $6,114           $4,529           $3,625
Increases in taxes resulting from:
  State income taxes, net of federal benefit                                             853              691              546
  Expenses not deductible for tax purposes                                               191              216              250
  Other                                                                                 (345)            (246)             (53)
-------------------------------------------------------------------------------------------------------------------------------

    Actual tax expense                                                                $6,813           $5,190           $4,368
===============================================================================================================================


                     TRANSPORT CORPORATION OF AMERICA, INC.


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                                             1998            1997
-------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Vacation accrual                                                                         $   439         $   328
  Allowance for doubtful accounts                                                              233             125
  Net operating loss carryforward                                                            2,890           1,688
  Insurance, claims, and damage reserves                                                     2,239           2,051
  Alternative minimum tax credit carryforward                                                2,162           2,137
-------------------------------------------------------------------------------------------------------------------
    Total deferred tax assets                                                                7,963           6,329
-------------------------------------------------------------------------------------------------------------------

Deferred tax liabilities:
  Equipment, principally due to differences in depreciation and lease                       30,269          22,036
-------------------------------------------------------------------------------------------------------------------
    Net deferred tax liability                                                             $22,306         $15,707
-------------------------------------------------------------------------------------------------------------------



         At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $7,484,000 which are available to offset future federal taxable income, if any, through 2013. The Company also has alternative minimum tax credit carryforwards of approximately $2,162,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

         The Company has reviewed the need for a valuation allowance relating to the deferred tax assets and has ascertained that no allowance is needed.

(10)     MAJOR CUSTOMERS

         Sales to the Company's five largest customers represented 39%, 43%, and 43%, of total revenues for 1998, 1997, and 1996, respectively. One customer accounted for approximately 14% of sales in 1998 and 1997, and 16% in 1996.

(11)     COMMITMENTS

         REVENUE EQUIPMENT LEASES

         The Company has entered into operating leases for certain revenue equipment. The aggregate cost of this leased equipment at the beginning of the leases was approximately $18,197,000.

         Approximately $3,715,000 of the equipment is under non-cancelable operating leases of 36 to 60 months, with the equipment reverting to the lessor at the end of lease term.

                     TRANSPORT CORPORATION OF AMERICA, INC.


         Approximately $14,481,000 of the equipment is under TRAC (terminal rental adjustment clause) operating leases, over periods generally ranging from 48 to 72 months. Several of these leases allow the Company to terminate the lease anytime after a minimum lease term, ranging from 12 to 36 months. In exchange, the Company guarantees the lessor a predetermined decreasing resale value. The guaranteed resale value of equipment under TRAC leases, assuming termination at the end of the non-cancelable minimum lease term, is approximately $9,325,000 through 1999 which will be reduced by the sales proceeds of the equipment. The Company typically continues the lease through to the full term of the lease agreement. The full term guaranteed termination values vary from 20% to 40% of the original cost for tractors, van trailers, and temperature-controlled trailers. Typically the lessor assumes a portion of the residual risk for the condition of the equipment upon termination of the contract.

         Rental expense under these operating leases was approximately
              $3,477,000 in 1998, $4,751,000 in 1997, and $6,438,000 in 1996.

         Aggregate future minimum lease payments as of December 31, 1998 for the non-cancelable portion of revenue equipment under operating leases are as follows:


Years ending December 31:
-----------------------------------------------------------------------------

     1999                                                           $682,424
     2000                                                            292,496
     2001                                                              8,201
-----------------------------------------------------------------------------
      Total                                                         $983,121
-----------------------------------------------------------------------------


         OTHER LEASES
         The Company leases one facility with future minimum lease payments of $180,261 which expires in 2000 and two facilities with future minimum lease payments of $104,700 which expire in 1999. The total facility operating lease expense was $286,108 in 1998, $155,785 in 1997, and $138,300 in 1996.

         CAPITAL ADDITIONS
         The Company has committed to purchase approximately $32.5 million of revenue equipment to be delivered during 1999, and approximately $1.9 million for the construction of a terminal facility in Atlanta, Georgia, with completion expected in the second quarter of 1999.

                     TRANSPORT CORPORATION OF AMERICA, INC.


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

         To accommodate the financing for this program, the Company has entered into a loan, servicing, and guaranty agreement with a bank. Under the terms of the agreement, the Company guarantees the individual driver loans and has the right to repossess the vehicle in the event a driver defaults on the loan. There were 59 loans with outstanding balances totaling approximately $3.0 million as of December 31, 1998, and 13 loans with outstanding balances totaling $0.8 million as of December 31, 1997. No loans were in default.

 (12)    NORTH STAR ACQUISITION

         On July 1, 1998, The Company acquired all of the issued and outstanding capital stock of North Star. The purchase price paid by the Company consisted of 1.2 million shares of the Company's Common Stock (valued at $16.89 per share) and $15.8 million in cash, for a total purchase price of $36.1 million. Additionally, beginning with the quarter ending June 30, 1999, the Company will pay $0.0756 per share of the Company's stock still owned by the sellers of North Star for each quarter through June 30, 2001. Maximum contingent consideration to be paid over this period is $816,480.

         The acquisition is accounted for using the purchase method of accounting and, accordingly, the operating results of North Star have been included in the Company's consolidated financial statements since the date of acquisition. The total purchase price for the acquisition has been allocated to tangible and intangible assets and liabilities based upon management's estimates of their fair value on the acquisition date. The $23.9 million excess of purchase price over fair value of net assets acquired has been recorded as goodwill with amortization on a straight-line basis over 25 years.

         The following unaudited pro forma combined historical results are based on available information and certain assumptions which management believes are reasonable and appropriate to give effect to the North Star acquisition as if the transaction occurred at the beginning of fiscal 1998 and 1997. No adjustments have been made to the historical results to reflect anticipated improvements which may be realized in the future. Accordingly, the pro forma information may not be indicative of actual results of operations which would have been obtained, or which may be realized in the future, if the acquisition had occurred on January 1, 1997.

                     TRANSPORT CORPORATION OF AMERICA, INC.



(In thousands, except per share amounts)
                                                1998              1997
----------------------------------------------------------------------------
Operating revenues                              $ 283,275         $ 256,573
Net earnings                                    $  10,934         $   9,112
Net earnings per share:
  Basic                                         $    1.38         $    1.17
  Diluted                                       $    1.34         $    1.11
----------------------------------------------------------------------------

                     TRANSPORT CORPORATION OF AMERICA, INC.


(13)    QUARTERLY FINANCIAL DATA (UNAUDITED)


Summarized quarterly financial data for 1998, 1997, and 1996:
(In thousands, except per share amounts)

                                                                            Quarter
                                                -----------------------------------------------------------------
1998:                                                    First          Second           Third           Fourth
-----------------------------------------------------------------------------------------------------------------
Operating revenues                                      $49,488         $53,075          $74,087         $69,263
Operating income                                          3,157           4,680            7,885           6,746
-----------------------------------------------------------------------------------------------------------------

Net earnings                                            $ 1,300         $ 2,214          $ 3,940         $ 3,202

Net earnings per common share:
  Basic                                                   $0.19           $0.33            $0.50           $0.41
  Diluted                                                 $0.19           $0.33            $0.48           $0.38
=================================================================================================================

                                                                            Quarter
                                                -----------------------------------------------------------------
1997:                                                    First          Second           Third           Fourth
-----------------------------------------------------------------------------------------------------------------

Operating revenues                                      $43,475         $46,369          $47,100         $49,448
Operating income                                          2,287           4,199            4,790           4,907
-----------------------------------------------------------------------------------------------------------------

Net earnings                                              $ 988         $ 2,074          $ 2,389         $ 2,300

Net earnings per common share:
  Basic                                                   $0.15           $0.32            $0.36           $0.35
  Diluted                                                 $0.15           $0.31            $0.36           $0.34
=================================================================================================================

                                                                            Quarter
                                                -----------------------------------------------------------------
1996:                                                    First          Second           Third           Fourth
-----------------------------------------------------------------------------------------------------------------

Operating revenues                                      $38,794         $41,225          $42,464         $42,183
Operating income                                          1,797           3,779            4,332           3,488
-----------------------------------------------------------------------------------------------------------------

Net earnings                                              $ 645         $ 1,797          $ 2,119         $ 1,733

Net earnings per common share:
  Basic                                                   $0.10           $0.28            $0.33           $0.27
  Diluted                                                 $0.10           $0.27            $0.32           $0.26
=================================================================================================================


                     TRANSPORT CORPORATION OF AMERICA, INC.



(14)     RELATED PARTY TRANSACTIONS

         During fiscal 1998, the Company paid MicroMation, Inc. $193,362 for information technology services. Robert J. Meyers, the Company's President, COO and CFO, is the founder, former executive officer and current shareholder of MicroMation, Inc.