Form 10-Q
period 1999-03-31
TRANSPORT CORPORATION OF AMERICA INC
filed 1999-05-14
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                             1769 YANKEE DOODLE ROAD
                             EAGAN, MINNESOTA 55121
                             ----------------------
              (Address of principal executive offices and zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (651) 686-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES _X_ NO ___

As of May 13, 1999, the Company had outstanding 7,053,625 shares of Common Stock, $.01 par value.


                      This Form 10-Q consists of 15 pages.

                     TRANSPORT CORPORATION OF AMERICA, INC.
                          Quarterly Report on Form 10-Q

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements and Notes

           Consolidated Balance Sheets as of
           March 31, 1999 and December 31, 1998..........................Page  3

           Consolidated Statements of Earnings for the
           three months ended March 31, 1999 and 1998....................Page  4

           Consolidated Statements of Cash Flows for the
           three months ended March 31, 1999 and 1998....................Page  5

           Notes to Consolidated Financial Statements....................Page  6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................Page  7


PART II.   OTHER INFORMATION


Item 5.    Other Information.............................................Page 13

Item 6.    Exhibits and Reports on Form 8-K..............................Page 13

           Exhibit 11 Statement re: Computation of Earnings per
           Common Share..................................................Page 14

           Exhibit 27 Financial Data Schedule............................Page 15

ITEM 1. FINANCIAL STATEMENTS

                     Transport Corporation of America, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                March 31,       December 31,
                                                                  1999              1998
                                                              ------------      ------------
                                                              (unaudited)            *
ASSETS
Current assets:
       Cash and cash equivalents                              $        934      $        448
       Trade accounts receivable, net                               30,579            27,403
       Other receivable                                              2,441             1,593
       Operating supplies - inventory                                1,331             1,378
       Deferred income tax benefit                                   5,443             5,443
       Prepaid expenses and tires                                    4,481             2,212
                                                              ------------      ------------
Total current assets                                                45,209            38,477

Property and equipment:
       Land, buildings, and improvements                            19,306            18,759
       Revenue equipment                                           186,803           179,042
       Other equipment                                              10,696             9,905
                                                              ------------      ------------
         Total property and equipment                              216,805           207,706
         Less accumulated depreciation                             (48,312)          (46,946)
                                                              ------------      ------------
            Property and equipment, net                            168,493           160,760
Other assets, net                                                   24,952            25,315
                                                              ------------      ------------

Total assets                                                  $    238,654      $    224,552
                                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current maturities of long-term debt                   $     13,892      $     13,717
       Accounts payable                                              5,245             7,207
       Checks issued in excess of cash balances                      2,203               426
       Due to independent contractors                                3,325             2,126
       Accrued expenses                                             12,624            11,795
                                                              ------------      ------------
Total current liabilities                                           37,289            35,271

Long term debt, less current maturities                             88,109            79,531

Deferred income taxes                                               29,049            27,749

1,200,000 shares of common stock with non-detachable put            20,268            20,268

Stockholders' equity:
       Common stock                                                     67                67
       Additional paid-in capital                                   24,220            24,093
       Retained earnings                                            39,652            37,573
                                                              ------------      ------------
Total stockholders' equity                                          63,939            61,733
                                                              ------------      ------------

Total liabilities and stockholders' equity                    $    238,654      $    224,552
                                                              ============      ============

* Based upon audited financial statements

                     Transport Corporation of America, Inc.
                       Consolidated Statements of Earnings
               (In thousands, except share and per share amounts)

                                                           Three months ended
                                                                March 31,
                                                     ------------------------------
                                                         1999              1998
                                                     ------------      ------------
                                                             (unaudited)
Operating revenues                                   $     67,145      $     49,488

Operating expenses:
       Salaries, wages, and benefits                       18,735            15,106
       Fuel, maintenance, and other expenses                6,833             6,796
       Purchased transportation                            23,664            14,160
       Revenue equipment leases                               869               966
       Depreciation and amortization                        5,733             4,410
       Insurance, claims and damage                         1,917             1,525
       Taxes and licenses                                   1,300               835
       Communications                                         739               612
       Other general and administrative expenses            2,330             1,933
       (Gain) loss on sale of equipment                        46               (12)
                                                     ------------      ------------
            Total operating expenses                       62,166            46,331
                                                     ------------      ------------

Operating income                                            4,979             3,157

Interest expense                                            1,581             1,115
Interest income                                               (12)              (91)
                                                     ------------      ------------
Interest expense, net                                       1,569             1,024
                                                     ------------      ------------

Earnings before income taxes                                3,410             2,133

Provision for income taxes                                  1,331               833
                                                     ------------      ------------

Net earnings                                         $      2,079      $      1,300
                                                     ============      ============

Net earnings per share:
       Basic                                         $       0.26      $       0.19
                                                     ============      ============
       Diluted                                       $       0.25      $       0.19
                                                     ============      ============

Average common shares outstanding:
       Basic                                            7,896,938         6,669,700
       Diluted                                          8,374,025         6,767,671

                     Transport Corporation of America, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                              Three months ended
                                                                                    March 31,
                                                                          --------------------------
                                                                             1999            1998
                                                                          ----------      ----------
Operating activities:
       Net earnings                                                       $    2,079      $    1,300
       Adjustments to reconcile net earnings to net cash provided by operating activities:
             Depreciation and amortization                                     5,733           4,410
             (Gain) loss on sale of equipment                                     46             (12)
             Deferred income taxes                                             1,300             870
             Tax benefits related to employee stock transactions                   0               0
             Changes in operating assets and liabilities:
                Trade receivable                                              (3,176)           (223)
                Other receivable                                                (848)          3,679
                Operating supplies                                                47              85
                Prepaid expenses and tires                                    (2,269)         (1,689)
                Accounts payable                                              (1,962)           (342)
                Due to independent contractors                                 1,199           1,337
                Accrued expenses                                                 829           1,952
                                                                          ----------      ----------
             Net cash provided by operating activities                         2,978          11,367
                                                                          ----------      ----------
Investing activities:
       Payments for purchases of revenue equipment                           (17,279)         (3,774)
       Payments for purchases of property and other equipment                 (1,383)           (633)
       (Increase) decrease in other assets                                       (19)              0
       Proceeds from sales of equipment                                        5,532             962
                                                                          ----------      ----------
             Net cash used in investing activities                           (13,149)         (3,445)
                                                                          ----------      ----------
Financing activities:
       Proceeds from issuance of common stock,
          and exercise of options and warrants                                   127             396
       Principal payments on long-term debt                                   (3,247)         (4,476)
       Proceeds from issuance of notes payable to bank                        44,400               0
       Principal payments on notes payable to bank                           (32,400)              0
       Change in net checks issued in excess of cash balances                  1,777           1,643
                                                                          ----------      ----------
             Net cash provided by (used in) financing activities              10,657          (2,437)
                                                                          ----------      ----------

Net increase in cash                                                             486           5,485
Cash and cash equivalents, beginning of period                                   448           1,383
                                                                          ----------      ----------
Cash and cash equivalents, end of period                                  $      934      $    6,868
                                                                          ==========      ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
          Interest                                                        $    1,562      $    1,099
          Income taxes, net                                                      401              41

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

                  These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's most recent annual financial statements on Form 10-K for the year ended December 31, 1998. The policies described in that report are used in preparing quarterly reports. Certain balances from prior periods have been restated to conform to current presentation.

                  The Company's business is seasonal. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


2.       Commitments

                  As of March 31, 1999 the Company had commitments for the purchase of approximately $32.5 million of revenue equipment, net of anticipated proceeds from the disposition of used equipment. The Company also has committed $1.4 million to complete the construction of a terminal facility in Atlanta, Georgia. Construction of the facility is expected to be complete in the second quarter of 1999.

                  In April of 1999, the Company entered into a five year lease for the construction of a new headquarters facility in Eagan, MN. The aggregate lease payments are contingent on the final construction costs of approximately $13 million.


3.       Subsequent Event

                  On April 30, 1999, the Company completed its acquisition of Robert Hansen Trucking, Inc., a privately-held truckload carrier based in Delavan, Wisconsin. The purchase price consists of $2.2 million in cash, approximately 350,000 shares of common stock, and $16 million of assumed debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Three Months Ended March 31, 1999 and 1998

                  Operating revenues increased 35.7% to $67.1 million for the quarter ended March 31, 1999 from $49.5 million for the quarter ended March 31, 1998. Additional revenues attributable to the acquisition of North Star Transport, Inc., which became effective July 1, 1998, and revenue growth from existing customers were the primary factors of the revenue increase in the first quarter of 1999, when compared to the same quarter in 1998. The additional North Star drivers provided significantly greater capacity throughout the first quarter of 1999 compared to the same quarter a year ago. Revenues per mile, excluding fuel surcharges, was $1.25 per mile in the first quarter of 1999, compared to $1.24 per mile for the same period of 1998. The improvement in revenues per mile reflects an increase in rates, partially offset by an increase in empty miles from 10.9% in the first quarter of 1998 to 11.3% in the first quarter of 1999. Equipment utilization, as measured by average revenues per tractor per week, net of fuel surcharges, was $2,663 during the first quarter of 1999, compared to $2,795 in the first quarter of 1998. The 4.7% decline reflected poorer equipment utilization resulting from the integration of the historically lower utilization of North Star contractors and a more adverse winter in 1999.

                  North Star utilized the services of independent contractors for substantially all of its driver workforce. Following the North Star acquisition, independent contractors represented a significantly higher share of the Company's total driver workforce than in prior periods. In addition to providing their own tractors, independent contractors are responsible for operating expenses including repairs, fuel and other direct costs associated with their equipment. As a result of the greater proportion of independent contractors than in the same quarter a year ago, several expense categories declined as a percentage of revenue in the first quarter of 1999, offsetting an increase in purchased transportation expense as a percentage of revenues, when compared to the same quarter in 1998. At March 31, 1999 there were 900 independent contractors, compared to 445 at March 31, 1998.

                  Pre-tax margin (earnings before income taxes as a percentage of operating revenues) increased to 5.1% in the first quarter of 1999 from 4.3% for the same period of 1998. Efficiency, as measured by average annualized revenues per non-driver employee, improved 2.9% to $564,000 for the first quarter of 1999, compared to $548,000 for the same period of 1998. Salaries, wages and benefits as a percentage of operating revenues dropped to 27.9% in the first quarter of 1999, compared to 30.5% for the same period of 1998. The decrease is primarily a reflection of a higher average number of independent contractors in the first quarter of 1999 compared to the same period of 1998. Miles driven by independent contractors in the first quarter of 1999 increased 77.8% over the same quarter in 1998 as a result of the higher number of independent contractors in the first quarter 1999 compared to the same period in 1998. Accordingly, purchased transportation increased as a percentage of operating revenues to 35.2% in the first quarter of 1999 from 28.6% for the same quarter of 1998. The decline of fuel, maintenance and other expenses as a percentage of operating revenues to 10.2% in the first quarter of 1999, compared to 13.7% in the first quarter of 1998, also reflects the increase of independent contractors, partially offset by increased fuel prices. Revenue equipment leases decreased as a percentage of operating revenues to 1.3% in the first quarter of 1999 from 2.0% for the same period of 1998 as a result of a decrease in the use of leases. Depreciation and amortization were 8.5% for the first quarter of 1999, compared to 8.9% for the first quarter of 1998 primarily as result of the larger proportion of revenue equipment supplied by independent contractors during the first quarter 1999. Net interest expense increased as a percentage of operating revenues to 2.3% for the first quarter 1999 from 2.1% for the first quarter 1998, primarily reflecting higher average debt in 1999 resulting from the acquisition of North Star in July 1998, and purchases of additional revenue equipment in the second half of 1998 and first quarter 1999.

                  Loss on the disposition of equipment was $46,000 in the first quarter of 1999, compared to a gain of $12,000 in the first quarter of 1998. The effective tax rate for the first quarters of both 1999 and 1998 was 39.0%.

                  As a consequence of the items discussed above, net earnings increased 59.9% to $2.1 million, or 3.1% of operating revenues for the quarter ended March 31, 1999 from $1.3 million, or 2.6% of operating revenues for the quarter ended March 31, 1998.

         LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities was $3.0 million in the first three months of 1999. Working capital as of March 31, 1999 was $7.9 million, compared to $3.2 million as of December 31, 1998. In August of 1998, the Company arranged for a long-term credit facility which resulted in the retirement of $7.7 million of current maturities of long-term debt and a corresponding increase of non-current long-term liabilities. Accrued liabilities include normal provisions for accident and workers' compensation claims associated with the Company's self-insured retention insurance program, less claim payments actually made. The Company believes that its reserves and liquidity are adequate for expected future claim payments.

                  Investing activities in the first three months of 1999 consumed net cash of $13.1 million, primarily for the purchase of forty six new tractors, as well as other equipment and improvements, less proceeds from the disposition of twenty three used tractors. As of March 31, 1999 the Company had commitments for the purchase of approximately $32.5 million of revenue equipment and $1.4 million to complete the construction of a terminal facility in Atlanta, Georgia. In addition, the Company entered into a five year lease for the construction of a new headquarters facility in Eagan, Minnesota. The aggregate lease payments are subject to final construction costs and expected to be approximately $13 million. The Company expects to use its' long term credit facility to purchase the revenue equipment and complete construction of the terminal facility.

                  Net cash provided by financing activities was $10.7 million in the first three months of 1999, including $12.0 million representing net proceeds from the Company's credit facility.

                  The Company has a credit agreement with seven major banks for an un-secured credit facility with maximum combined borrowings and letters of credit of $100 million. Amounts actually available under the credit facility may be limited by the company's accounts receivable and unencumbered revenue equipment. The credit facility, which expires in March 2001, is used to meet working capital needs, purchase revenue equipment and other assets, satisfy letter of credit requirements associated with the Company's self-insured retention arrangements, and for acquisitions. At March 31, 1999, there were outstanding borrowings of $65.0 million and letters of credit outstanding totaling $3.6 million under this credit facility. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations and the credit facility.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, The FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. Statement No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is currently assessing the effect, if any, of Statement No. 133 on its financial statements.

         YEAR 2000

         GENERAL STATE OF READINESS:

                  Transport America has instituted a Steering Committee (the "Committee") to assess the readiness and take remedial action to correct the Company's systems to accommodate Year 2000 ("Y2K") issues. The Committee, consisting of senior management representing both technical and operating departments, is charged with developing a project plan, detailed management and remediation plans, as well as execution of these plans.

                  The Company is currently dependent upon systems that are not Y2K compliant, including the Company's operations systems, which is critical to coordinate driver movements with customer needs and which interacts with other internal accounting and operating systems as well as external customer information systems. Development of a replacement operations system commenced in 1997, and coding and testing of this system is substantially complete. Training and implementation is anticipated to be complete in the second quarter of 1999. The replacement system has been designed to provide operational capabilities and enhancements not present in the current systems, in addition to achieving Y2K compliance.

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

         COSTS TO ADDRESS THE COMPANY'S Y2K ISSUES

                  The Company believes that the costs of addressing internal Y2K issues will not have a material adverse effect upon its results of operations or financial condition. The major initiative, consisting of replacing the operations system, is primarily directed at improving operational effectiveness, with the added benefit of replacing a non-Y2K compliant system. The Company has estimated that internal costs associated with Y2K compliance will be $350,000, of which approximately $250,000 has been incurred and expensed to date including approximately $50,000 in the first quarter of 1999. The potential financial impact on the Company resulting from the failure of any of the Company's business partners to be Y2K compliant cannot be estimated until the Company has received and evaluated responses to its surveys of its business partners.

         RISKS ASSOCIATED WITH THE COMPANY'S Y2K ISSUES

                  The Company's failure to implement Y2K compliant systems could disrupt daily operations, impairing, for example, the Company's ability to receive and record customer orders, coordinate driver movements, and invoice customers, all of which could have a material adverse effect upon the Company's results of operations and liquidity, if prolonged. Although the Company believes alternate manual processes exist that could temporarily minimize the disruption caused by a

         Y2K failure, such processes would not likely be effective for an extended period of time.

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

         CONTINGENCY PLANS

                  The Company has developed a comprehensive Y2K Contingency Plan. The plan includes alternative manual and electronic procedures.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

                  The Company is exposed to certain market risks with its $100 million credit agreement, of which $65.0 million is outstanding at March 31, 1998. The agreement bears interest at a variable rate, which was 6.4% at December 23, 1998. In addition, the Company also has
         1.2 million shares of common stock with a non-detachable Put option. The Put gives the shareholder the right to sell some or all of the 1.2 million shares of the Company's common stock back to the Company at $16.89 per share, payable in cash, during a 60-day period commencing June 30, 2001.

PART II  OTHER INFORMATION

Item 5.  Other Information:


Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits:

         Exhibit
         Number      Description                                            Page
         ------      -----------                                            ----

         11.1     Statement re: Computation of Net Earnings per Share.....    14
         27       Financial Data Schedule.................................    15

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRANSPORT CORPORATION OF AMERICA, INC.

Date:    May 13, 1999                /s/ James B. Aronson
      ------------------       -------------------------------------------------
                               James B. Aronson
                               Chairman of the Board and Chief Executive Officer

                                     /s/ Robert J. Meyers
                               -------------------------------------------------
                               Robert J. Meyers
                               President, Chief Operating Officer, and
                               Chief Financial Officer (Principal
                               Financial and Accounting Officer)