Form 10-Q
period 1999-06-30
TRANSPORT CORPORATION OF AMERICA INC
filed 1999-08-13
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                                 -------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24908
                                                -------


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES _X_ NO ___

As of August 13, 1999, the Company had outstanding 8,269,141 shares of Common Stock, $.01 par value.

                       ---------------------------------

                     TRANSPORT CORPORATION OF AMERICA, INC.
                          Quarterly Report on Form 10-Q

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes

         Consolidated Balance Sheets as of
           June 30, 1999 and December 31, 1998---------------------------Page  3

         Consolidated Statements of Earnings for the three and
           six months ended June 30, 1999 and 1998-----------------------Page  4

         Consolidated Statements of Cash Flows for the
           six months ended June 30, 1999 and 1998-----------------------Page  5

         Notes to Consolidated Financial Statements----------------------Page  6


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations--------------------------------------Page  7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk------Page 15

PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds-----------------------Page 16

Item 4.  Submission of Matters to a Vote of Security Holders-------------Page 16

Item 6.  Exhibits and Reports on Form 8-K--------------------------------Page 17

ITEM 1. FINANCIAL STATEMENTS

                     Transport Corporation of America, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                             June 30,    December 31,
                                                              1999          1998
                                                            ---------     ---------
                                                           (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                              $   1,576     $     448
     Trade accounts receivable, net                            33,108        27,403
     Other receivable                                           2,082         1,593
     Operating supplies - inventory                             1,463         1,378
     Deferred income tax benefit                                5,237         5,443
     Prepaid expenses and tires                                 4,064         2,212
                                                            ---------     ---------
Total current assets                                           47,530        38,477

Property and equipment:
     Land, buildings, and improvements                         20,858        18,759
     Revenue equipment                                        212,720       179,042
     Other equipment                                           12,176         9,905
                                                            ---------     ---------
       Total property and equipment                           245,754       207,706
       Less accumulated depreciation                          (51,164)      (46,946)
                                                            ---------     ---------
Property and equipment, net                                   194,590       160,760
Other assets, net                                              26,352        25,315
                                                            ---------     ---------

Total assets                                                $ 268,472     $ 224,552
                                                            =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                   $  14,655     $  13,717
     Accounts payable                                           5,636         7,207
     Checks issued in excess of cash balances                   1,183           426
     Due to independent contractors                             3,329         2,126
     Accrued expenses                                          15,242        11,795
                                                            ---------     ---------
Total current liabilities                                      40,045        35,271

Long term debt, less current maturities                       104,149        79,531

Deferred income taxes                                          32,166        27,749

1,200,000 shares of common stock with non-detachable put       20,268        20,268

Stockholders' equity:
     Common stock                                                  70            67
     Additional paid-in capital                                28,163        24,093
     Retained earnings                                         43,611        37,573
                                                            ---------     ---------
Total stockholders' equity                                     71,844        61,733
                                                            ---------     ---------
Total liabilities and stockholders' equity                  $ 268,472     $ 224,552
                                                            =========     =========

                     Transport Corporation of America, Inc.
                       Consolidated Statements of Earnings
               (In thousands, except share and per share amounts)
                                   (unaudited)

                                                     Three months ended               Six months ended
                                                           June 30,                       June 30,
                                                  ---------------------------     ---------------------------
                                                     1999            1998            1999            1998
                                                  -----------     -----------     -----------     -----------
Operating revenues                                $    75,034     $    53,075     $   142,179     $   102,563

Operating expenses:
     Salaries, wages, and benefits                     20,681          16,059          39,416          31,165
     Fuel, maintenance, and other expenses              8,244           6,405          15,077          13,202
     Purchased transportation                          24,517          15,238          48,181          29,397
     Revenue equipment leases                             833             949           1,702           1,915
     Depreciation and amortization                      6,284           4,694          12,017           9,104
     Insurance, claims and damage                       1,956           1,390           3,873           2,915
     Taxes and licenses                                 1,300             915           2,600           1,750
     Communications                                       847             653           1,586           1,265
     Other general and administrative expenses          2,156           2,139           4,486           4,072
     Gain on sale of equipment                           (186)            (47)           (140)            (59)
                                                  -----------     -----------     -----------     -----------
Total operating expenses                               66,632          48,395         128,798          94,726
                                                  -----------     -----------     -----------     -----------
Operating income                                        8,402           4,680          13,381           7,837

Interest expense                                        1,917           1,075           3,498           2,190
Interest income                                           (15)            (25)            (27)           (116)
                                                  -----------     -----------     -----------     -----------
Interest expense, net                                   1,902           1,050           3,471           2,074
                                                  -----------     -----------     -----------     -----------
Earnings before income taxes                            6,500           3,630           9,910           5,763

Provision for income taxes                              2,541           1,416           3,872           2,249
                                                  -----------     -----------     -----------     -----------
Net earnings                                      $     3,959     $     2,214     $     6,038     $     3,514
                                                  ===========     ===========     ===========     ===========
Net earnings per share:
     Basic                                        $      0.49     $      0.33     $      0.75     $      0.53
                                                  ===========     ===========     ===========     ===========
     Diluted                                      $      0.46     $      0.33     $      0.71     $      0.52
                                                  ===========     ===========     ===========     ===========
Average common shares outstanding:
     Basic                                          8,114,121       6,712,526       8,005,530       6,691,223
     Diluted                                        8,635,082       6,786,380       8,504,554       6,776,435

                     Transport Corporation of America, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                     Six months ended
                                                                          June 30,
                                                                   ---------------------
                                                                     1999         1998
                                                                   --------     --------
Operating activities:
     Net earnings                                                  $  6,038     $  3,514
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization                              12,017        9,104
          Gain on sale of equipment                                    (140)         (59)
          Deferred income taxes                                       2,936        2,086
          Changes in operating assets and liabilities,
          net of acquisitions:
            Trade receivable                                         (2,940)      (1,992)
            Other receivable                                           (428)       4,099
            Operating supplies                                          (85)          29
            Prepaid expenses and tires                               (1,510)      (1,268)
            Accounts payable                                         (2,689)       1,035
            Due to independent contractors                            1,165          800
            Accrued expenses                                          1,519        2,575
                                                                   --------     --------
          Net cash provided by operating activities                  15,883       19,923
                                                                   --------     --------
Investing activities:
     Purchases of revenue equipment                                 (30,176)     (20,464)
     Purchases of property and other equipment                       (4,313)      (1,409)
     Payments for other assets                                         (252)     (15,800)
     Acquisition of business, net of cash acquired                   (2,179)           0
     Proceeds from sales of equipment                                 9,871        1,130
                                                                   --------     --------
          Net cash used in investing activities                     (27,049)     (36,543)
                                                                   --------     --------
Financing activities:
     Proceeds from issuance of common stock,
        and exercise of options and warrants                            173          489
     Proceeds from issuance of long-term debt                           165       10,577
     Principal payments on long-term debt                           (14,101)      (9,236)
     Proceeds from issuance of notes payable to bank                 83,850       11,670
     Principal payments on notes payable to bank                    (58,550)           0
     Change in net checks issued in excess of cash balances             757        1,803
                                                                   --------     --------
          Net cash provided by financing activities                  12,294       15,303
                                                                   --------     --------

Net increase (decrease) in cash                                       1,128       (1,317)
Cash and cash equivalents, beginning of period                          448        1,383
                                                                   --------     --------
Cash and cash equivalents, end of period                           $  1,576     $     66
                                                                   ========     ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest                                                   $  3,415     $  2,183
        Income taxes, net                                               617           71

TRANSPORT CORPORATION OF AMERICA, INC.

Notes to Consolidated Financial Statements


1.                Interim Financial Statements (unaudited)

                        The unaudited interim consolidated financial statements
                  contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods. They have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and, accordingly, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The policies described in that report are used in preparing interim reports. Certain balances from prior periods have been reclassified to conform to current presentation.

                        The Company's business is seasonal. Operating results
                  for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.                Commitments

                        As of June 30, 1999, the Company had commitments to
                  purchase approximately $24.5 million of revenue equipment and real estate, net of anticipated proceeds from the disposition of used equipment.

                        In April of 1999, the Company entered into a five-year
                  operating lease for the construction of a new headquarters facility in Eagan, Minnesota. Construction is expected to be complete in the first quarter of 2000. The aggregate lease payments are contingent on the final construction costs, which are currently estimated to be $13 million.

3.                Acquisition

                        Effective May 1, 1999, the Company issued 350,000 shares
                  of its common stock as a portion of the purchase price to acquire Robert Hansen Trucking, Inc. The purchase price consists of $2.2 million in cash and shares of the Company's common stock. The number of shares will be determined based upon post acquisition adjustments to the purchase price. The Company is holding in escrow 105,000 shares of the total shares issued, pending this final determination. The common stock was issued in reliance of exemptions from registration under the Securities Act of 1933 pursuant to Registration D. The acquisition will be accounted for as a purchase.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Three Months Ended June 30, 1999 and 1998

                        Operating revenues increased 41.4% to $75.0 million for
                  the quarter ended June 30, 1999 from $53.1 million for the quarter ended June 30, 1998. The increase resulted from revenue growth from existing customers as well as additional revenues attributable to the acquisition of Robert Hansen Trucking, Inc ("RHT"), which became effective May 1, 1999, and North Star Transport, Inc. ("North Star"), which became effective July 1, 1998. Revenue per mile, excluding fuel surcharges, increased to $1.28 in the second quarter of 1999, compared to $1.25 for the same period of 1998. The improvement in revenue per mile reflects an improvement in the Company's freight mix. Equipment utilization, as measured by average revenue per tractor per week, was $2,816 during the second quarter of 1999, compared to $2,905 in the second quarter of 1998. The decline reflects decreased equipment utilization resulting from the historically lower utilization of the acquired North Star and RHT business.

                        North Star utilized the services of independent
                  contractors for substantially its entire driver workforce. As a result of the acquisition, independent contractors represented a significantly higher share of the Company's total driver workforce than in prior periods. At June 30, 1999, there were 845 independent contractors, compared to 424 at June 30, 1998. In addition to providing their own tractors, independent contractors are responsible for operating expenses including repairs, fuel and other direct costs associated with their equipment. As a result of the greater proportion of independent contractors than in the same quarter a year ago, several expense categories declined as a percentage of revenue in the second quarter of 1999, offsetting an increase in purchased transportation expense as a percentage of revenues, when compared to the same quarter of 1998. RHT utilized the services of employee drivers for substantially all of its driver workforce. The acquisition of RHT had only a slight impact on the proportion of independent contractors versus employee drivers.

                        Pre-tax margin (earnings before income taxes as a
                  percentage of operating revenues) was 8.7% in the second quarter of 1999, compared to 6.8% in the same period of 1998. Efficiency, as measured by average annualized revenues per non-driver employee, improved 7.6% to $603,700 for the second quarter of 1999, compared to $561,200 for the same period of 1998. Salaries, wages, and benefits as a percentage of operating revenues decreased to 27.6% in the second quarter of 1999, compared to 30.3% for the same period of 1998. The decrease is primarily a reflection the utilization of a higher proportion of independent contractors in the second quarter of 1999, compared to the same period of 1998. Miles driven by independent contractors in the second quarter of 1999 increased 82.7% over the same quarter in 1998 as a result of a higher proportion of independent contractors in the second quarter of 1999 compared to the same period in 1998. Accordingly, purchased transportation increased as a percentage of operating revenues to 32.7% in the second quarter of 1999 from 28.7% for the same quarter of 1998. The decline of fuel, maintenance, and other expenses as a percentage of operating revenues to 11.0% in the second quarter of 1999, when compared to 12.1% in the second quarter of 1998, is also a reflection of the increased ratio of independent contractors. Revenue equipment leases decreased as a percentage of operating revenues to 1.1% in the second quarter of 1999 from 1.8% for the same period of 1998, primarily as a result of a decrease in the use of leases. Depreciation and amortization for the second quarter of 1999 was 8.4% of operating revenues, compared to 8.9% for the same period of 1998, primarily resulting from the larger portion of revenue equipment supplied by independent contractors during the second quarter of 1999. Other general and administrative expenses as a percentage of operating revenues were 2.9% in the second quarter of 1999, compared to 4.0% for the same period of 1998. The decrease in the percentage of other general and administrative expenses represents the Company's ability to quickly integrate and leverage the cost synergies of the North Star and RHT acquisitions, as well as reduced driver hiring expense.

                        Net interest expense in the second quarter of 1999 was
                  2.5% of operating revenues, compared to 2.0% for the same period of 1998, resulting from increased debt balances relating to the acquisition of North Star and RHT. In addition, the Company increased its purchases of revenue equipment to replace older, less efficient equipment obtained in the acquisitions.

                        Gain on the disposition of equipment was $186,000 in the
                  second quarter of 1999, compared to a gain on $47,000 in the same quarter of 1998. The effective tax rate for the second quarters of 1999 and 1998 was 39.0%.

                        As a consequence of the items discussed above, net
                  earnings increased to $4.0 million, or 5.3% of operating revenues for the quarter ended June 30, 1999 from $2.2 million, or 4.2% of operating revenues for the quarter ended June 30, 1998.

                  Six Months Ended June 30, 1999 and 1998

                        Operating revenues increased 38.6% to $142.2 million for
                  the six months ended June 30, 1999 from $102.6 million for the first six months of 1998. This increase resulted from revenue growth from existing customers as well as additional revenues attributable to the North Star and RHT acquisitions. Revenue per mile was $1.28 in the first six months of 1999 compared to $1.25 for the same period of 1998. The improvement in revenue per mile reflects an improvement in the Company's freight mix. Equipment utilization, as measured by average revenue per tractor per week, declined to $2,742 during the first six months of 1999 from $2,842 for the same period of 1998. The decline reflects decreased equipment utilization resulting from the historically lower utilization of the North Star and RHT business.

                        Pre-tax margin (earnings before income taxes as a
                  percentage of operating revenues) was 6.9% in the first six months of 1999, compared to 5.6% for the same period of 1998. Efficiency, as measured by average annualized revenues per non-driver employee, increased 5.2% to $583,900 for the first six months of 1999 from $554,700 for the same period of 1998. Salaries, wages, and benefits, as a percentage of operating revenues, declined to 27.7% in the first six months of 1999, compared to 30.4% for the same period of 1998, resulting primarily from an increase in the percentage of miles driven by independent contractors in the first six months of 1999, compared to the same period of 1998. Correspondingly, purchased transportation increased as a percentage of operating revenues to 33.9% in the first six months of 1999 from 28.7% for the same period of 1998. Fuel, maintenance, and other expenses decreased as a percentage of operating revenues to 10.6% in the first six months of 1999 from 12.9% for the same period of 1998, reflecting higher fuel prices in 1999, offset by an increased percentage of independent contractors in the Company fleet. Revenue equipment leases decreased as a percentage of operating revenues to 1.2% in the first six months of 1999 from 1.9% for the same period of 1998, primarily as a result of a decrease in the use of leases. Depreciation and amortization decreased as a percentage of operating revenues to 8.5% in the first six months of 1999, compared to 8.9% for the same period of 1998, primarily resulting from the larger portion of revenue equipment supplied by independent contractors during the first six months of 1999. Other general and administrative expenses as a percentage of operating revenues were 3.2% in the first six months of 1999, compared 4.0% for the same period of 1998, reflecting the Company's ability to absorb the operations of RHT and North Star without significantly increasing its non-wage related indirect costs.

                        In the first six months of 1999, gain on the disposition
                  of equipment was $140,000, compared to a gain of $59,000 in the first six months of 1998.

                        Net interest expense in the first six months of 1999 was
                  2.5% of operating revenues, compared to 2.0% for the same period of 1998, primarily a reflection of the higher average outstanding debt associated with the acquisition of North Star in July 1998 and RHT in May 1999. In addition, the Company increased its purchases of revenue equipment to replace older, less efficient equipment obtained in the acquisition.

                        The effective tax rates for the first six months of 1999
                  and 1998 were 39.1% and 39.0%, respectively.

                        As a consequence of the items discussed above, net
                  earnings increased to $6.0 million, or 4.2% of operating revenues, for the six months ended June 30, 1999 from $3.5 million, or 3.4% of operating revenues, for the six months ended June 30, 1998.

                  LIQUIDITY AND CAPITAL RESOURCES

                        Net cash provided by operating activities was $15.9
                  million in the first six months of 1999. Working capital as of June 30, 1999 was $7.5 million, compared to $3.2 million as of December 31, 1998. Accrued liabilities include normal provisions for accident and workers' compensation claims associated with the Company's self-insured retention insurance program, less claim payments actually made. The Company believes that its reserves and liquidity are adequate for expected future claim payments.

                        Investing activities in the first six months of 1999
                  consumed net cash of $27.0 million, primarily for the purchase of 169 new tractors, 673 new trailers, less proceeds from the disposition of used equipment. This purchase activity is a result of the Company's strategy to replace older, less efficient equipment acquired in the acquisition. The Company expects capital spending on revenue equipment to decrease in the second half of the year. As of June 30, 1999, the Company had commitments for the purchase of approximately $24.5 million of revenue equipment and real estate. The Company expects to use cash provided by operating activities to purchase the revenue equipment.

                        Net cash provided by financing activities was $12.3
                  million in the first six months of 1999, including $25.3 million representing net proceeds from the Company's credit facility less reduction of other long term debt by $14.0 million.

                        In April of 1999, the Company entered into a five-year
                  operating lease for the construction of a new headquarters facility in Eagan, Minnesota. Construction is expected to be complete in the first quarter of 2000. The aggregate lease payments are contingent on the final construction costs, which are currently estimated to be $13 million.

                        The Company has a credit agreement with seven major
                  banks for an un-secured credit facility with maximum combined borrowings and letters of credit of $100 million. Amounts actually available under the credit facility are limited by the Company's accounts receivable and unencumbered revenue equipment. The credit facility, which expires in March 2001, is used to meet working capital needs, purchase revenue equipment and other assets, satisfy letter of credit requirements associated with the Company's self-insured retention arrangements, and for acquisitions. At June 30, 1999, there were outstanding borrowings of $78.3 million and letters of credit outstanding totaling $3.6 million under this credit facility. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations and the credit facility.

                  RECENT ACCOUNTING PRONOUNCEMENTS

                        In June 1998, The FASB issued Statement of Financial
                  Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. Statement No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently assessing the effect, if any, of Statement No. 133 on its financial statements.

                  YEAR 2000

                  GENERAL STATE OF READINESS:

                        The Company has instituted a Steering Committee (the
                  "Committee") to assess the readiness and take remedial action to correct the Company's systems to accommodate Year 2000 ("Y2K") issues. The Committee, consisting of senior management representing both technical and operating departments, is charged with developing a project plan, detailed management and remediation plans, as well as execution of these plans.

                        The Company is currently dependent upon systems that are
                  not Y2K compliant, including the Company's operations systems, which is critical to coordinate driver movements with customer needs and which interacts with other internal accounting and operating systems as well as external customer information systems. Development of a replacement operations system commenced in 1997, and coding and testing of this system is complete. The Company plans to fully implement the system in the third quarter of 1999. The replacement system has been designed to provide operational capabilities and enhancements not present in the current systems, in addition to achieving Y2K compliance.

                        Under the guidance of the Committee, an inventory and
                  assessment of all systems has been completed. The Company plans that remediation for non-compliant systems will be completed in the third quarter of 1999.

                        The Company is dependent upon system-based relationships
                  with outside parties, including customers, banks, payroll processors, suppliers, communication service providers, and other business partners. The Company has outlined its core business processes and identified customers and vendors who are critical to these processes. The Company has implemented a series of phone and printed surveys which have been sent to these business partners to assess their Y2K readiness. Responses to these surveys have been collected and assessments made to determine the degree of impact on Company operations, should any of these outside parties fail to achieve Y2K compliance. Remediation actions and alternate procedures will be developed to overcome any significant business partner issues discovered as a result of the surveys.

                  COSTS TO ADDRESS THE COMPANY'S Y2K ISSUES

                        The Company believes that the costs of addressing
                  internal Y2K issues will not have a material adverse effect upon its results of operations or financial condition. The major initiative, consisting of replacing the operations system, is primarily directed at improving operational effectiveness, with the added benefit of replacing a non-Y2K compliant system. The Company has estimated that internal costs associated with Y2K compliance will be $450,000, of which approximately $300,000 has been incurred and expensed to date. The potential financial impact on the Company resulting from the failure of any of the Company's business partners to be Y2K compliant cannot be estimated until the Company has received and evaluated responses to its surveys of its business partners.

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

                  FORWARD-LOOKING STATEMENTS

                        The Company has included various statements in this
                  Management's Discussion and Analysis and Results Of Operations which may be considered as forward-looking statements of expected future results of operations or events made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, based upon management's interpretation of currently available information, are subject to risks and uncertainties that could cause future financial results or events to differ materially from those which are presented. Such risks and factors include general economic conditions, competition in the transportation industry, governmental regulation, the Company's ability to recruit, train and retain qualified drivers, the cost of fuels, customer decisions to meet their transportation needs, the ability of the Company to maintain a higher level of service than its competitors, the integration of its acquisition of RHT, adverse weather conditions, and other factors outside the Company's control. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

                        The Company is exposed to certain market risks with its
                  $100 million credit agreement, of which $78.3 million is outstanding at June 30, 1999. The agreement bears interest at a variable rate, which was 5.8% at June 30, 1999. In addition, the Company also has 1.2 million shares of common stock with a non-detachable Put option. The Put gives the shareholder the right to sell some or all of the 1.2 million shares of the Company's common stock back to the Company at $16.89 per share, payable in cash, during a 60-day period commencing June 30, 2001.

PART II   OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

                        Effective May 1, 1999, the Company issued 350,000 shares
                  of its common stock as a portion of the purchase price to acquire Robert Hansen Trucking, Inc. The purchase price consists of $2.2 million in cash and shares of the Company's common stock. The number of shares will be determined based upon post acquisition adjustments to the purchase price. The Company is holding in escrow 105,000 shares of the total shares issued, pending this final determination. The common stock was issued in reliance of exemptions from registration under the Securities Act of 1933 pursuant to Registration D. The acquisition will be accounted for as a purchase.


Item 4.           Submission of Matters to a Vote of Security Holders:

                        On May 20, 1999 the Company held its Annual Meeting of
                  Shareholders. At the meeting, the following persons were elected to the Company's Board of Directors:

                                                  Votes For      Votes Withheld
                                                  ---------      --------------
                       James B. Aronson           6,728,952        58,373
                       Michael J. Paxton          6,727,532        59,793
                       Robert J. Meyers           6,728,332        58,993
                       Anton J. Christianson      6,728,932        58,393
                       Kenneth J. Roering         6,728,932        58,393
                       William D. Slattery        6,727,052        60,273

Item 6.           Exhibits and Reports on Form 8-K:

                  (a)    Exhibits:

                  Exhibit
                  Number       Description

                  10.1         Master Lease, dated as of April 9, 1999, between
                               ABN AMRO Leasing, Inc. and the Company
                  11.1         Statement re: Computation of Net Earnings per
                               Share
                  27           Financial Data Schedule

                  (b)          Reports on Form 8-K:

                               No reports on Form 8-K were filed during the quarter ended June 30, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRANSPORT CORPORATION OF AMERICA, INC.



Date:        August 13, 1999                     /s/ Robert J. Meyers
         ---------------------------      --------------------------------------
                                          Robert J. Meyers
                                          President and Chief Operating Officer



                                                 /s/ Keith R. Klein
                                          --------------------------------------
                                          Keith R. Klein
                                          Chief Financial Officer