Form 10-Q
period 1999-09-30
TRANSPORT CORPORATION OF AMERICA INC
filed 1999-11-15
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24908


                     TRANSPORT CORPORATION OF AMERICA, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


              MINNESOTA                                  41-1386925
    ----------------------------                         ----------
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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:                          YES _X_ NO___


As of November 11, 1999, the Company had outstanding 8,304,490 shares of Common Stock, $.01 par value.

                         ------------------------------

                     TRANSPORT CORPORATION OF AMERICA, INC.
                          Quarterly Report on Form 10-Q

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

Item 1.     Financial Statements and Notes

            Consolidated Balance Sheets as of
              September 30, 1999 and December 31, 1998-------------------Page  3

            Consolidated Statements of Earnings for the three and
              nine months ended September 30, 1999 and 1998--------------Page  4

            Consolidated Statements of Cash Flows for the
              nine months ended September 30, 1999 and 1998--------------Page  5

            Notes to Consolidated Financial Statements-------------------Page  6

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations-----------------------------------Page  7

Item 3.     Quantitative and Qualitative Disclosures about Market Risk---Page 15

PART II  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K-----------------------------Page 15

ITEM 1. FINANCIAL STATEMENTS

                     Transport Corporation of America, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                            September 30,    December 31,
                                                                1999             1998
                                                            ------------     ------------
                                                             (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                              $      1,168     $        448
     Trade accounts receivable, net                               35,852           27,403
     Other receivable                                              2,649            1,593
     Operating supplies - inventory                                1,575            1,378
     Deferred income tax benefit                                   6,383            5,443
     Prepaid expenses and tires                                    3,217            2,212
                                                            ------------     ------------
Total current assets                                              50,844           38,477

Property and equipment:
     Land, buildings, and improvements                            21,263           18,759
     Revenue equipment                                           224,682          179,042
     Other equipment                                              13,564            9,905
                                                            ------------     ------------
       Total property and equipment                              259,509          207,706
       Less accumulated depreciation                             (53,667)         (46,946)
                                                            ------------     ------------
Property and equipment, net                                      205,842          160,760
Other assets, net                                                 26,265           25,315
                                                            ------------     ------------

Total assets                                                $    282,951     $    224,552
                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                   $     15,753     $     13,717
     Accounts payable                                              6,580            7,207
     Checks issued in excess of cash balances                      4,448              426
     Due to independent contractors                                3,033            2,126
     Accrued expenses                                             14,486           11,795
                                                            ------------     ------------
Total current liabilities                                         44,300           35,271

Long term debt, less current maturities                          106,809           79,531

Deferred income taxes                                             35,939           27,749

1,200,000 shares of common stock with non-detachable put          20,268           20,268

Stockholders' equity:
     Common stock                                                     71               67
     Additional paid-in capital                                   28,977           24,093
     Retained earnings                                            46,587           37,573
                                                            ------------     ------------
Total stockholders' equity                                        75,635           61,733
                                                            ------------     ------------

Total liabilities and stockholders' equity                  $    282,951     $    224,552
                                                            ============     ============

                     Transport Corporation of America, Inc.
                       Consolidated Statements of Earnings
               (In thousands, except share and per share amounts)
                                   (unaudited)

                                                       Three months ended              Nine months ended
                                                          September 30,                  September 30,
                                                  ---------------------------     ---------------------------
                                                      1999            1998            1999            1998
                                                  -----------     -----------     -----------     -----------
Operating revenues                                $    72,022     $    74,087     $   214,201     $   176,650

Operating expenses:
     Salaries, wages, and benefits                     20,055          18,497          59,471          49,662
     Fuel, maintenance, and other expenses              7,809           7,175          22,886          20,377
     Purchased transportation                          24,492          27,786          72,673          57,183
     Revenue equipment leases                             509             907           2,211           2,822
     Depreciation and amortization                      6,690           5,473          18,707          14,577
     Insurance, claims and damage                       1,478           2,139           5,351           5,054
     Taxes and licenses                                 1,419           1,194           4,019           2,944
     Communications                                       853             792           2,439           2,057
     Other general and administrative expenses          2,149           2,419           6,635           6,491
     Gain on sale of equipment                           (396)           (180)           (536)           (239)
                                                  -----------     -----------     -----------     -----------
Total operating expenses                               65,058          66,202         193,856         160,928
                                                  -----------     -----------     -----------     -----------

Operating income                                        6,964           7,885          20,345          15,722

Interest expense                                        2,093           1,429           5,591           3,616
Interest income                                            (8)             (5)            (35)           (118)
                                                  -----------     -----------     -----------     -----------
Interest expense, net                                   2,085           1,424           5,556           3,498
                                                  -----------     -----------     -----------     -----------

Earnings before income taxes                            4,879           6,461          14,789          12,224

Provision for income taxes                              1,903           2,521           5,775           4,770
                                                  -----------     -----------     -----------     -----------

Net earnings                                      $     2,976     $     3,940     $     9,014     $     7,454
                                                  ===========     ===========     ===========     ===========

Net earnings per share:
     Basic                                        $      0.36     $      0.50     $      1.11     $      1.05
                                                  ===========     ===========     ===========     ===========
     Diluted                                      $      0.35     $      0.48     $      1.06     $      1.03
                                                  ===========     ===========     ===========     ===========

Average common shares outstanding:
     Basic                                          8,244,409       7,914,611       8,085,156       7,099,019
     Diluted                                        8,501,913       8,225,272       8,503,673       7,259,381

                     Transport Corporation of America, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                        Nine months ended
                                                                          September 30,
                                                                   -------------------------
                                                                      1999           1998
                                                                   ----------     ----------
Operating activities:
     Net earnings                                                  $    9,014     $    7,454
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization                                18,707         14,577
          Gain on sale of equipment                                      (536)          (239)
          Deferred income taxes                                         5,563          3,549
          Changes in operating assets and liabilities,
          net of acquisitions:
             Trade receivable                                          (5,684)        (4,208)
             Other receivable                                            (995)         3,295
             Operating supplies                                          (197)          (261)
             Prepaid expenses and tires                                  (663)          (125)
             Accounts payable                                          (1,744)          (645)
             Due to independent contractors                               869          1,257
             Accrued expenses                                             762          5,294
                                                                   ----------     ----------
          Net cash provided by operating activities                    25,096         29,948
                                                                   ----------     ----------
Investing activities:
     Purchases of revenue equipment                                   (53,333)       (36,919)
     Purchases of property and other equipment                         (6,162)        (3,230)
     Payments for other assets                                           (345)             0
     Acquisition of business, net of cash acquired                     (2,611)       (15,555)
     Proceeds from sales of equipment                                  17,943          3,767
                                                                   ----------     ----------
          Net cash used in investing activities                       (44,508)       (51,937)
                                                                   ----------     ----------
Financing activities:
     Proceeds from issuance of common stock,
        and exercise of options and warrants                              988            559
     Payments for repurchase and retirement of common stock                 0            (66)
     Proceeds from issuance of long-term debt                             165         10,577
     Principal payments on long-term debt                             (18,043)       (33,968)
     Proceeds from issuance of notes payable to bank                  114,866         61,350
     Principal payments on notes payable to bank                      (81,866)       (21,350)
     Change in net checks issued in excess of cash balances             4,022          3,711
                                                                   ----------     ----------
          Net cash provided by financing activities                    20,132         20,813
                                                                   ----------     ----------

Net increase (decrease) in cash                                           720         (1,176)
Cash and cash equivalents, beginning of period                            448          1,383
                                                                   ----------     ----------
Cash and cash equivalents, end of period                           $    1,168     $      207
                                                                   ==========     ==========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest                                                   $    5,499     $    3,501
        Income taxes, net                                                 634            254

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

                  The Company's business is seasonal. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.          Commitments

                  As of September 30, 1999, the Company had commitments to
            purchase approximately $13.5 million of revenue equipment, net of anticipated proceeds from the disposition of used equipment.

                  In April of 1999, the Company entered into a five-year
            operating lease for the construction of a new headquarters facility in Eagan, Minnesota. Construction is expected to be complete in the first quarter of 2000. The aggregate lease payments are contingent on the final construction costs, which are currently estimated to be $13 million.

3.          Acquisition

                  Effective May 1, 1999, the Company issued 350,000 shares of its common stock as a portion of the purchase price to acquire Robert Hansen Trucking, Inc. ("RHT") The purchase price consists of $2.2 million in cash and shares of the Company's common stock. The number of shares will be determined based upon post acquisition adjustments to the purchase price. The Company is holding in escrow 105,000 shares of the total shares issued, pending this final determination.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Three Months Ended September 30, 1999 and 1998

                  During the third quarter of 1999, the Company's results were negatively impacted by computer database problems associated with an information systems upgrade which limited the Company's ability to handle approximately 2,000 normally scheduled loads during the quarter. The lost loads contributed to fluctuations in revenue and several expense categories when compared to the third quarter of 1998.

                  Operating revenues decreased 2.8% to $72.0 million for the quarter ended September 30, 1999 from $74.1 million for the quarter ended September 30, 1998. The decrease in revenue was primarily due to computer database problems associated with the information systems upgrade and a shortage of drivers. Revenue per mile, excluding fuel surcharges, increased to $1.29 in the third quarter of 1999, compared to $1.28 for the same period of 1998. The improvement in revenue per mile reflects changes in the Company's freight mix. Included in the quarter ended September 30, 1999 was $1.3 million in incremental revenues from non-asset based business. Equipment utilization, as measured by average revenue per tractor per week, was $2,639 during the third quarter of 1999, compared to $2,879 in the third quarter of 1998. The decline reflects decreased equipment utilization resulting from the historically lower utilization of the RHT business, which was acquired in May, 1999, a higher percentage of empty miles driven, and the computer database problems associated with the information systems upgrade.

                  Pre-tax margin (earnings before income taxes as a percentage of operating revenues) was 6.8% in the third quarter of 1999, compared to 8.7% in the same period of 1998. Efficiency, as measured by average annualized revenues per non-driver employee was $546,700 for the third quarter of 1999, compared to $645,300 for the same period of 1998. The decline is attributable to the computer database problems associated with the information systems upgrade and increased headcount. Salaries, wages, and benefits as a percentage of operating revenues increased to 27.8% in the third quarter of 1999, compared to 25.0% for the same period of 1998. The increased percentage in 1999 is primarily a result of the combination of the decline of revenues, a greater proportion of miles driven by employee drivers, as well as increased wages resulting from addressing the computer database problems associated with the information systems upgrade. The increased wages included employee overtime and additional non- revenue-generating driver pay. Fuel maintenance and other expenses, as a percentage of operating revenues, increased from 9.7% for the third quarter of 1998 to 10.8% for the third quarter of 1999, as a result of increased fuel prices and an increase in the percentage of miles driven by company drivers. The decline in the percentage of miles driven by independent contractors resulted in a decrease in purchased transportation as a percentage of operating revenues to 34.0% in the third quarter of 1999 compared to 37.5% in 1998. Taxes and licenses as a percentage of operating revenues was 1.6% in the third quarter of 1998 compared to 2.0% in the third quarter of 1999. Revenue equipment leases decreased as a percentage of operating revenues to 0.7% in the third quarter of 1999 from 1.2% for the same period of 1998, primarily as a result of a decrease in the use of leases. Depreciation and amortization for the third quarter of 1999 was 9.3% of operating revenues, compared to 7.4% for the same period of 1998, primarily resulting from a smaller portion of revenue equipment supplied by independent contractors during the third quarter of 1999. Improved accident and claims experience resulted in a decrease of insurance, claims, and damage expense as a percentage of operating revenues from 2.9% for the third quarter of 1998 compared to 2.0% for the same quarter in 1999. Other general and administrative expenses as a percentage of operating revenues were 3.0% in the third quarter of 1999, compared to 3.2% for the same period of 1998.

                  Net interest expense in the third quarter of 1999 was 2.9% of operating revenues, compared to 1.9% for the same period of 1998, resulting from increased debt balances relating to the acquisition of RHT and purchases of revenue equipment to replace older, less efficient equipment obtained in the acquisition.

                  Gain on the disposition of equipment was $396,000 in the third quarter of 1999, compared to a gain on $180,000 in the same quarter of 1998. The effective tax rate for the third quarters of 1999 and 1998 was 39.0%.

                  As a consequence of the items discussed above, net earnings decreased to $3.0 million, or 4.1 % of operating revenues for the quarter ended September 30, 1999 from $3.9 million, or 5.3% of operating revenues for the quarter ended September 30, 1998.

            Nine Months Ended September 30, 1999 and 1998

                  Operating revenues increased 21.2% to $214.2 million for the nine months ended September 30, 1999 from $176.7 million for the first nine months of 1998. This increase resulted from revenue growth from existing customers as well as additional revenues attributable to the North Star Transport, Inc. ("North Star") and RHT acquisitions, partially offset by the computer database problems associated with the information systems upgrade encountered in the third quarter of 1999. North Star was acquired July 1, 1998. Revenue per mile was $1.29 in the first nine months of 1999 compared to $1.27 for the same period of 1998. The improvement in revenue per mile reflects changes in the Company's freight mix. Equipment utilization, as measured by average revenue per tractor per week, declined to $2,696 during the first nine months of 1999 from $2,851 for the same period of 1998. The decline reflects decreased equipment utilization resulting from the historically lower utilization in the North Star and RHT businesses.

                  Pre-tax margin (earnings before income taxes as a percentage of operating revenues) was 6.9% in the first nine months of 1999 and 1998. Efficiency, as measured by average annualized revenues per non-driver employee was $570,800 for the first nine months of 1999 compared to $589,100 for the same period of 1998. Salaries, wages, and benefits, as a percentage of operating revenues, declined to 27.8% in the first nine months of 1999, compared to 28.1% for the same period of 1998, resulting primarily from a decrease in the percentage of miles driven by employee drivers in the first nine months of 1999, compared to the same period of 1998. Correspondingly, purchased transportation increased as a percentage of operating revenues to 33.9% in the first nine months of 1999 from 32.3% for the same period of 1998. Fuel, maintenance, and other expenses decreased as a percentage of operating revenues to 10.7% in the first nine months of 1999 from 11.5% for the same period of 1998, reflecting an increased percentage of miles driven by independent contractors in the first nine months of 1999, partially offset by higher fuel prices in 1999 compared to 1998. Revenue equipment leases decreased as a percentage of operating revenues to 1.0% in the first nine months of 1999 from 1.6% for the same period of 1998, primarily as a result of a decrease in the use of leases. Depreciation and amortization increased as a percentage of operating revenues to 8.7% in the first nine months of 1999, compared to 8.2% for the same period of 1998, primarily resulting from amortization of goodwill obtained in the North Star and RHT acquisitions and increases in company owned revenue equipment during the first nine months of 1999. Other general and administrative expenses as a percentage of operating revenues were 3.1% in the first nine months of 1999, compared to 3.7% for the same period of 1998, reflecting the Company's ability to absorb the operations of RHT and North Star without significantly increasing its non-wage related indirect costs.

                  In the first nine months of 1999, gain on the disposition of equipment was $536,000, compared to a gain of $239,000 in the first nine months of 1998.

                  Net interest expense in the first nine months of 1999 was 2.6%
            of operating revenues, compared to 2.0% for the same period of 1998, primarily a reflection of the higher average outstanding debt associated with the acquisition of North Star and RHT. In addition, the Company increased its purchases of revenue equipment to replace older, less efficient equipment obtained in the acquisition.

                  The effective tax rates for the first nine months of 1999 and
            1998 were 39.0%.

                  As a consequence of the items discussed above, net earnings increased to $9.0 million, or 4.2% of operating revenues, for the nine months ended September 30, 1999 from $7.5 million, or 4.2% of operating revenues, for the nine months ended September 30, 1998.

            LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities was $25.1 million in the first nine months of 1999. Working capital as of September 30, 1999 was $6.5 million, compared to $3.2 million as of December 31, 1998. Accrued liabilities include normal provisions for accident and workers' compensation claims associated with the Company's self-insured retention insurance program, less claim payments actually made. The Company believes that its reserves and liquidity are adequate for expected future claim payments.

                  Investing activities in the first nine months of 1999 consumed net cash of $44.5 million, primarily for the purchase of 343 new tractors and 1,013 new trailers, less proceeds from the disposition of used equipment. This purchase activity is a result of the Company's strategy to replace older, less efficient equipment acquired in the North Star and RHT acquisitions. The Company expects capital spending on revenue equipment to decrease in the last quarter of the year. Also, included in investing activities is $2.6 million consumed for the acquisition of RHT. As of September 30, 1999, the Company had commitments for the purchase of approximately $13.5 million of revenue equipment and real estate. The Company expects to use cash provided by operating activities to purchase the revenue equipment.

                  Net cash provided by financing activities was $20.1 million in the first nine months of 1999, including $33.0 million representing net proceeds from the Company's credit facility less a net reduction of other long term debt by $17.9 million.

                  In April of 1999, the Company entered into a five-year
            operating lease for the construction of a new headquarters facility in Eagan, Minnesota. Construction is expected to be complete in the first quarter of 2000. The aggregate lease payments are contingent on the final construction costs, which are currently estimated to be $13 million.

                  The Company has a credit agreement with seven major banks for an unsecured credit facility with maximum combined borrowings and letters of credit of $100 million. Amounts actually available under the credit facility are limited by the Company's accounts receivable and unencumbered revenue equipment. The credit facility, which was extended one year during the quarter, expires in March 2002. The facility is used to meet working capital needs, purchase revenue equipment and other assets, satisfy letter of credit requirements associated with the Company's self-insured retention arrangements, and for acquisitions. At September 30, 1999, there were outstanding borrowings of $86.0 million under this credit facility. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations and the credit facility.

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

                  Under the guidance of the Committee, an inventory and
            assessment of all systems has been completed. Remediation for non-compliant systems has also been completed, with the exception of two non-critical applications. These remaining two applications are being tested and certified, with completion expected in November 1999.

                  The Company is dependent upon system-based relationships with outside parties, including customers, banks, payroll processors, suppliers, communication service providers, and other business partners. The Company has outlined its core business processes and identified customers and vendors who are critical to these processes. As a result of a series of phone and printed surveys of its business partners, the Company has determined the degree of impact on Company operations, should any of these outside parties fail to achieve Y2K compliance. Remediation actions and alternate procedures have been developed to overcome any significant business partner issues discovered as a result of the surveys.

            COSTS TO ADDRESS THE COMPANY'S Y2K ISSUES

                  The Company believes that the costs of addressing internal Y2K issues will not have a material adverse effect upon its results of operations or financial condition. To date, internal costs associated with Y2K compliance have been approximately $450,000.

            RISKS ASSOCIATED WITH THE COMPANY'S Y2K ISSUES

                  The Company believes that it has substantially implemented the necessary changes to its internal systems to achieve Y2K compliance, except for two non-critical systems, which will be made compliant in November 1999. Should unanticipated systems failures occur, the Company believes that alternative manual procedures exist that could minimize the disruption caused by a Y2K failure until changes are made to resolve such a disruption. However, such manual procedures would not likely be effective for an extended period of time.

                  The Company is dependent upon third party resources, which are outside its direct control. Among the more critical of these is the telecommunication system, upon which the Company depends to receive customer orders and direct driver movements. Daily activities are very dependent upon voice-based phone systems and satellite-based communication systems. Failure of the voice-based phone system would pose a critical loss of capabilities, only partially offset by satellite communication options. The Company believes that its third party resources are substantially Y2K compliant.

                  Several critical relationships exist between the Company and its customers, particularly those who electronically initiate order transactions with the Company or interact directly with the Company's systems. Failure of the Company's customers to achieve Y2K compliance could jeopardize the Company's ability to transact business electronically with those customers. In the event of a customer's Y2K failure, the success of manual interim processes will be largely out of the Company's control. The Company has actively coordinated with its major customers the assessment and remediation of Y2K compliance issues and believes that its electronic business transactions with these customers are substantially Y2K compliant.

            CONTINGENCY PLANS

                  The Company has developed and implemented a comprehensive Y2K
            Contingency Plan. The plan includes alternative manual and electronic procedures. Successful contingency tests were completed in August 1999. The Company expects to perform a second contingency test in December 1999.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

                  The Company is exposed to certain market risks with its $100 million credit agreement, of which $86.0 million outstanding at September 30, 1999. The agreement bears interest at a variable rate, which was 6.3% at September 30, 1999. In addition, the Company has outstanding 1.2 million shares of common stock with a non-detachable Put option. The Put gives the shareholders the right to sell some or all of the 1.2 million shares back to the Company at $16.89 per share, payable in cash, during a 60-day period commencing June 30, 2001.


PART II OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K:

            (a)   Exhibits:

            Exhibit
            Number    Description
            ------    -----------
            10.1   Form of Change in Control Severance Agreement

            11.1   Statement re: Computation of Net Earnings per Share

            27     Financial Data Schedule

            (b)    Reports on Form 8-K:

                   No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRANSPORT CORPORATION OF AMERICA, INC.



Date:    November 11, 1999                  /s/ Robert J. Meyers
      ---------------------            -----------------------------------------
                                       Robert J. Meyers
                                       President and Chief Operating Officer



                                             /s/ Keith R. Klein
                                       -----------------------------------------
                                       Keith R. Klein
                                       Chief Financial Officer