Form 10-Q/A
period 1999-09-30
TRANSPORT CORPORATION OF AMERICA INC
filed 2000-02-18
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A


      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24908


                     TRANSPORT CORPORATION OF AMERICA, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


         MINNESOTA                                    41-1386925
---------------------------------                     ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES _X_ NO ___

As of February 11, 2000, the Company had outstanding 8,318,546 shares of Common Stock, $.01 par value.

                       ---------------------------------

                     TRANSPORT CORPORATION OF AMERICA, INC.
                         Quarterly Report on Form 10-Q/A

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements and Notes

           Consolidated Balance Sheets as of
            September 30, 1999 and December 31, 1998---------------------Page  3

           Consolidated Statements of Earnings for the three and
            nine months ended September 30, 1999 and 1998----------------Page  4

           Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1999 and 1998----------------Page  5

           Notes to Consolidated Financial Statements--------------------Page  6

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations------------------------------------Page  7

Item 3.    Quantitative and Qualitative Disclosures about Market Risk----Page 14

PART II  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K------------------------------Page 14

ITEM 1. FINANCIAL STATEMENTS

                     Transport Corporation of America, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                            September 30,    December 31,
                                                                1999             1998
                                                            ------------     ------------
                                                            (unaudited)
                                                           (as restated)
ASSETS
Current assets:
      Cash and cash equivalents                             $      1,168     $        448
      Trade accounts receivable, net                              34,552           27,403
      Other receivable                                             2,664            1,593
      Operating supplies - inventory                               1,575            1,378
      Deferred income tax benefit                                  6,383            5,443
      Prepaid expenses and tires                                   3,513            2,212
                                                            ------------     ------------
Total current assets                                              49,855           38,477

Property and equipment:
      Land, buildings, and improvements                           21,263           18,759
      Revenue equipment                                          224,682          179,042
      Other equipment                                             13,615            9,905
                                                            ------------     ------------
        Total property and equipment                             259,560          207,706
        Less accumulated depreciation                            (53,667)         (46,946)
                                                            ------------     ------------
Property and equipment, net                                      205,893          160,760
Other assets, net                                                 26,265           25,315
                                                            ------------     ------------

Total assets                                                $    282,013     $    224,552
                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt                  $     15,753     $     13,717
      Accounts payable                                             6,513            7,207
      Checks issued in excess of cash balances                     4,448              426
      Due to independent contractors                               2,987            2,126
      Accrued expenses                                            13,993           11,795
                                                            ------------     ------------
Total current liabilities                                         43,694           35,271

Long term debt, less current maturities                          106,809           79,531

Deferred income taxes                                             35,939           27,749

1,200,000 shares of common stock with non-detachable put          20,268           20,268

Stockholders' equity:
      Common stock                                                    71               67
      Additional paid-in capital                                  28,977           24,093
      Retained earnings                                           46,255           37,573
                                                            ------------     ------------
Total stockholders' equity                                        75,303           61,733
                                                            ------------     ------------

Total liabilities and stockholders' equity                  $    282,013     $    224,552
                                                            ============     ============

                     Transport Corporation of America, Inc.
                       Consolidated Statements of Earnings
               (In thousands, except share and per share amounts)
                                   (unaudited)

                                                       Three months ended               Nine months ended
                                                          September 30,                   September 30,
                                                   ---------------------------     ---------------------------
                                                      1999            1998            1999            1998
                                                   -----------     -----------     -----------     -----------
                                                  (as restated)                   (as restated)
Operating revenues                                 $    70,722     $    74,087     $   212,901     $   176,650

Operating expenses:
      Salaries, wages, and benefits                     19,667          18,497          59,083          49,662
      Fuel, maintenance, and other expenses              7,778           7,175          22,855          20,377
      Purchased transportation                          24,459          27,786          72,640          57,183
      Revenue equipment leases                             497             907           2,199           2,822
      Depreciation and amortization                      6,690           5,473          18,707          14,577
      Insurance, claims and damage                       1,477           2,139           5,350           5,054
      Taxes and licenses                                 1,344           1,194           3,944           2,944
      Communications                                       838             792           2,424           2,057
      Other general and administrative expenses          2,001           2,419           6,487           6,491
      Gain on sale of equipment                           (395)           (180)           (535)           (239)
                                                   -----------     -----------     -----------     -----------
Total operating expenses                                64,356          66,202         193,154         160,928
                                                   -----------     -----------     -----------     -----------

Operating income                                         6,366           7,885          19,747          15,722

Interest expense                                         2,040           1,429           5,538           3,616
Interest income                                             (8)             (5)            (35)           (118)
                                                   -----------     -----------     -----------     -----------
Interest expense, net                                    2,032           1,424           5,503           3,498
                                                   -----------     -----------     -----------     -----------

Earnings before income taxes                             4,334           6,461          14,244          12,224

Provision for income taxes                               1,690           2,521           5,562           4,770
                                                   -----------     -----------     -----------     -----------

Net earnings                                       $     2,644     $     3,940     $     8,682     $     7,454
                                                   ===========     ===========     ===========     ===========

Net earnings per share:
      Basic                                        $      0.32     $      0.50     $      1.07     $      1.05
                                                   ===========     ===========     ===========     ===========
      Diluted                                      $      0.31     $      0.48     $      1.02     $      1.03
                                                   ===========     ===========     ===========     ===========

Average common shares outstanding:
      Basic                                          8,244,409       7,914,611       8,085,156       7,099,019
      Diluted                                        8,501,913       8,225,272       8,503,673       7,259,381

                     Transport Corporation of America, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                           Nine months ended
                                                                             September 30,
                                                                    -----------------------------
                                                                        1999             1998
                                                                    ------------     ------------
                                                                   (as restated)
Operating activities:
      Net earnings                                                  $      8,682     $      7,454
      Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation and amortization                                  18,707           14,577
           Gain on sale of equipment                                        (535)            (239)
           Deferred income taxes                                           5,563            3,549
           Changes in operating assets and liabilities,
           net of acquisitions:
              Trade receivable                                            (4,384)          (4,208)
              Other receivable                                            (1,010)           3,295
              Operating supplies                                            (197)            (261)
              Prepaid expenses and tires                                    (959)            (125)
              Accounts payable                                            (1,811)            (645)
              Due to independent contractors                                 823            1,257
              Accrued expenses                                               269            5,294
                                                                    ------------     ------------
           Net cash provided by operating activities                      25,148           29,948
                                                                    ------------     ------------
Investing activities:
      Purchases of revenue equipment                                     (53,333)         (36,919)
      Purchases of property and other equipment                           (6,213)          (3,230)
      Payments for other assets                                             (346)               0
      Acquisition of business, net of cash acquired                       (2,611)         (15,555)
      Proceeds from sales of equipment                                    17,943            3,767
                                                                    ------------     ------------
           Net cash used in investing activities                         (44,560)         (51,937)
                                                                    ------------     ------------
Financing activities:
      Proceeds from issuance of common stock,
        and exercise of options and warrants                                 988              559
      Payments for repurchase and retirement of common stock                   0              (66)
      Proceeds from issuance of long-term debt                               165           10,577
      Principal payments on long-term debt                               (18,043)         (33,968)
      Proceeds from issuance of notes payable to bank                    114,866           61,350
      Principal payments on notes payable to bank                        (81,866)         (21,350)
      Change in net checks issued in excess of cash balances               4,022            3,711
                                                                    ------------     ------------
           Net cash provided by financing activities                      20,132           20,813
                                                                    ------------     ------------

Net increase (decrease) in cash                                              720           (1,176)
Cash and cash equivalents, beginning of period                               448            1,383
                                                                    ------------     ------------
Cash and cash equivalents, end of period                            $      1,168     $        207
                                                                    ============     ============

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
        Interest                                                    $      5,439     $      3,501
        Income taxes, net                                                    634              254

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

3.        Acquisition

               Effective May 1, 1999, the Company issued 350,000 shares of its common stock as a portion of the purchase price to acquire Robert Hansen Trucking, Inc. ("RHT") The purchase price consists of $2.2 million in cash and shares of the Company's common stock. Based upon the final determination of post acquisition adjustments to the purchase price, the Company retired 40,000 of the previously issued shares in the fourth quarter of 1999.

4.        Restatement of Results

               The Company has restated its results for the three and nine month periods ended September 30, 1999. As a result, revenues, operating expenses, net income, and diluted earnings per share for the three month period ended September 30, 1999 were restated from $72,022,000, $65,058,000, $2,976,000, and $0.35 to $70,722,000, $64,356,000,
          $2,644,000, and $0.31, respectively. Correspondingly, revenues, operating expenses, net income, and diluted earnings per share for the nine month period ended September 30, 1999 were restated from $214,201,000, $193,856,000, $9,014,000, and $1.06 to $212,901,000,
          $193,154,000, $8,682,000, and $1.02, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Three Months Ended September 30, 1999 and 1998

               During the third quarter of 1999, the Company's results were negatively impacted by computer database problems associated with an information systems upgrade, which limited the Company's ability to handle approximately 2,000 normally scheduled loads during the quarter. The lost loads contributed to fluctuations in revenue and several expense categories when compared to the third quarter of 1998.

               Operating revenues decreased 4.5% to $70.7 million for the quarter ended September 30, 1999 from $74.1 million for the quarter ended September 30, 1998. The decrease in revenue was primarily due to computer database problems associated with the information systems upgrade and a shortage of drivers. Revenue per mile, excluding fuel surcharges, decreased to $1.25 in the third quarter of 1999, compared to $1.28 for the same period of 1998. The decline in revenue per mile reflects changes in the Company's freight mix. Equipment utilization, as measured by average revenue per tractor per week, was $2,590 during the third quarter of 1999, compared to $2,879 in the third quarter of 1998. The decline reflects decreased equipment utilization resulting from the historically lower utilization of the RHT business, which was acquired in May, 1999, a higher percentage of empty miles driven, and the computer database problems associated with the information systems upgrade.

               Pre-tax margin (earnings before income taxes as a percentage of operating revenues) was 6.1% in the third quarter of 1999, compared to 8.7% in the same period of 1998. Efficiency, as measured by average annualized revenues per non-driver employee was $536,800 for the third quarter of 1999, compared to $645,300 for the same period of 1998. The decline is attributable to the computer database problems associated with the information systems upgrade and increased headcount. Salaries, wages, and benefits as a percentage of operating revenues increased to 27.8% in the third quarter of 1999, compared to 25.0% for the same period of 1998. The increased percentage in 1999 is primarily a result of the combination of the decline of revenues, a greater proportion of miles driven by employee drivers, as well as increased wages resulting from addressing the computer database problems associated with the information systems upgrade. The increased wages included employee overtime and additional non-revenue-generating driver pay. Fuel maintenance and other expenses, as a percentage of operating revenues, increased to 11.0% in the third quarter of 1999 from 9.7% for the third quarter of 1998 primarily as a result of increased fuel prices in 1999 and an increase in the percentage of miles driven by company drivers in 1999 when compared to 1998. The decline in the percentage of miles driven by independent contractors resulted in a decrease in purchased transportation as a percentage of operating revenues to 34.6% in the third quarter of 1999 compared to 37.5% in 1998. Taxes and licenses as a percentage of operating revenues was 1.9% in the third quarter of 1999 compared to 1.6% in the third quarter of 1998. Revenue equipment leases decreased as a percentage of operating revenues to 0.7% in the third quarter of 1999 from 1.2% for the same period of 1998, primarily as a result of a decrease in the use of leases. Depreciation and amortization for the third quarter of 1999 was 9.5% of operating revenues, compared to 7.4% for the same period of 1998, primarily resulting from a smaller portion of revenue equipment supplied by independent contractors during the third quarter of 1999. Improved accident and claims experience resulted in a decrease of insurance, claims, and damage expense as a percentage of operating revenues to 2.1% in the third quarter of 1999 from 2.9% for the same quarter in 1999. Other general and administrative expenses as a percentage of operating revenues were 2.8% in the third quarter of 1999, compared to 3.2% for the same period of 1998.

               Net interest expense in the third quarter of 1999 was 2.9% of operating revenues, compared to 1.9% for the same period of 1998, resulting from increased debt balances relating to the acquisition of RHT and purchases of revenue equipment to replace older, less efficient equipment obtained in the acquisition.

               Gain on the disposition of equipment was $395,000 in the third quarter of 1999, compared to a gain on $180,000 in the same quarter of 1998. The effective tax rate for the third quarters of 1999 and 1998 was 39.0%.

               As a consequence of the items discussed above, net earnings decreased to $2.6 million, or 3.7 % of operating revenues for the quarter ended September 30, 1999 from $3.9 million, or 5.3% of operating revenues for the quarter ended September 30, 1998.

          Nine Months Ended September 30, 1999 and 1998

               Operating revenues increased 20.5% to $212.9 million for the nine months ended September 30, 1999 from $176.7 million for the first nine months of 1998. This increase resulted from revenue growth from existing customers as well as additional revenues attributable to the North Star Transport, Inc. ("North Star") and RHT acquisitions, partially offset by the computer database problems associated with the information systems upgrade encountered in the third quarter of 1999. North Star was acquired July 1, 1998. Revenue per mile was $1.27 for both nine month periods of 1999 and 1998. Equipment utilization, as measured by average revenue per tractor per week, declined to $2,674 during the first nine months of 1999 from $2,851 for the same period of 1998. The decline reflects decreased equipment utilization resulting from the historically lower utilization in the North Star and RHT businesses.

               Pre-tax margin (earnings before income taxes as a percentage of operating revenues) was 6.7% and 6.9% in the first nine months of 1999 and 1998, respectively. Efficiency, as measured by average annualized revenues per non-driver employee was $567,400 for the first nine months of 1999 compared to $589,100 for the same period of 1998. Salaries, wages, and benefits, as a percentage of operating revenues, declined to 27.8% in the first nine months of 1999, compared to 28.1% for the same period of 1998, resulting primarily from a decrease in the percentage of miles driven by employee drivers in the first nine months of 1999, compared to the same period of 1998. Correspondingly, purchased transportation increased as a percentage of operating revenues to 34.1% in the first nine months of 1999 from 32.4% for the same period of 1998. Fuel, maintenance, and other expenses decreased as a percentage of operating revenues to 10.8% in the first nine months of 1999 from 11.5% for the same period of 1998, reflecting an increased percentage of miles driven by independent contractors in the first nine months of 1999, partially offset by higher fuel prices in 1999 when compared to 1998. Revenue equipment leases decreased as a percentage of operating revenues to 1.0% in the first nine months of 1999 from 1.6% for the same period of 1998, primarily as a result of a decrease in the use of leases. Depreciation and amortization increased as a percentage of operating revenues to 8.8% in the first nine months of 1999, compared to 8.2% for the same period of 1998, primarily resulting from amortization of goodwill obtained in the North Star and RHT acquisitions and increases in company owned revenue equipment during the first nine months of 1999. Other general and administrative expenses as a percentage of operating revenues were 3.0% in the first nine months of 1999, compared to 3.7% for the same period of 1998, reflecting the Company's ability to absorb the operations of RHT and North Star without significantly increasing its non-wage related indirect costs.

               In the first nine months of 1999, gain on the disposition of equipment was $535,000, compared to a gain of $239,000 in the first nine months of 1998.

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

               As a consequence of the items discussed above, net earnings increased to $8.7 million, or 4.1% of operating revenues, for the nine months ended September 30, 1999 from $7.5 million, or 4.2% of operating revenues, for the nine months ended September 30, 1998.


          LIQUIDITY AND CAPITAL RESOURCES

               Net cash provided by operating activities was $25.1 million in the first nine months of 1999. Working capital as of September 30, 1999 was $6.2 million, compared to $3.2 million as of December 31, 1998. Accrued liabilities include normal provisions for accident and workers' compensation claims associated with the Company's self-insured retention insurance program, less claim payments actually made. The Company believes that its reserves and liquidity are adequate for expected future claim payments.

               Investing activities in the first nine months of 1999 consumed net cash of $44.6 million, primarily for the purchase of 343 new tractors and 1,013 new trailers, less proceeds from the disposition of used equipment. This purchase activity is a result of the Company's strategy to replace older, less efficient equipment acquired in the North Star and RHT acquisitions. The Company expects capital spending on revenue equipment to decrease in the last quarter of the year. Also, included in investing activities is $2.6 million consumed for the acquisition of RHT. As of September 30, 1999, the Company had commitments for the purchase of approximately $13.5 million of revenue equipment and real estate. The Company expects to use cash provided by operating activities to purchase the revenue equipment.

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


PART II OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K:

          (a)    Exhibits:

          Exhibit
          Number      Description
          ------      -----------
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

                                        TRANSPORT CORPORATION OF AMERICA, INC.



Date:     February 16, 2000                  /s/ Robert J. Meyers
          -----------------             ----------------------------------------
                                        Robert J. Meyers
                                        President and Chief Operating Officer



                                             /s/ Keith R. Klein
                                        ----------------------------------------
                                        Keith R. Klein
                                        Chief Financial Officer