Form 10-K
period 1999-12-31
TRANSPORT CORPORATION OF AMERICA INC
filed 2000-03-30
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                         FORM 10-K
   |X|         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES ___X___ NO _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of shares held by non-affiliates of the Registrant as of March 24, 2000 (based on the closing sale price of the Common Stock on that date) was $45,983,303.

As of March 24, 2000, the Company had outstanding 8,318,546 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference: Part III, Items 10, 11, 12 and 13 incorporate by reference portions of Transport Corporation of America, Inc.'s Proxy Statement for the 2000 Annual Meeting of Shareholders.

This Form 10-K report consists of 54 pages (including exhibits: the index to exhibits is set forth on page 24).

                     TRANSPORT CORPORATION OF AMERICA, INC.

PART I

ITEM 1.    BUSINESS

OVERVIEW

         Transport Corporation of America, Inc. (the "Company" or "Transport America"), which began substantial operations in 1984, provides a wide range of truckload carriage and logistics services in various lengths of haul in the United States and parts of Canada. The Company has designed its business to provide high quality, customized logistics services that allow it to be a preferred partner or core carrier to major shippers. The Company serves as an integral part of the distribution system of many of its major customers, including Federal Express, P.P.G. Industries, 3M Company, Ford Motor Company, S.C. Johnson & Sons, General Mills, Hon Company, Polaris Industries, and Sears, Roebuck & Co. The Company's customers require time-definite pick-up and delivery to support just-in-time inventory management; specialized equipment, such as temperature controlled trailers, trailers designed to support decking, multi-stop loading and unloading and electronic data interchange services to automate the exchange of order and load data. The Company also provides transportation logistics services in which it arranges transportation for customers with other third-party transportation providers. To support these complex customer requirements and deliver logistics services cost effectively, Transport America has developed a sophisticated information management system which it believes makes it a technological leader in the industry.

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

         On July 1, 1998, the Company acquired North Star Transport, Inc. ("North Star"), a private truckload carrier based in Eagan, Minnesota. The operations of North Star were integrated into those of the Company during the second half of 1998. The Company operated Transport International Express, Inc. ("TIE") from August 1997 through December 1998. This less-than-truckload express service did not meet Company expectations. Consequently, the Company sold the assets and operations of TIE to Express America, Inc. effective January 1, 1999 and obtained a minority ownership interest in Express America. On May 1, 1999, Transport America acquired Robert Hansen Trucking, Inc. ("RHT"), a private truckload carrier in Delavan, Wisconsin. Integration of RHT operations with those of Transport America is complete.

         In October 1999, the Company announced the formation of TA Logistics, a wholly owned subsidiary that will provide services related to transportation procurement and logistics processes. Operations of TA Logistics commenced in the first quarter of year 2000.

                     TRANSPORT CORPORATION OF AMERICA, INC.


         On January 17, 2000, Transport America entered into an Agreement and Plan of Merger (the "Merger Agreement") with USFreightways Corporation based in Chicago, Illinois, and Zeus Acquisition Corporation, a wholly-owned subsidiary of USFreightways. On February 8, 2000, the parties terminated the Merger Agreement by mutual agreement.

CUSTOMER FOCUS AND SERVICES

         The Company has designed its business to be a core carrier or preferred partner to major shippers by providing high quality, tailored logistics service. The Company serves as an integral part of the distribution system of many of its major customers, including Polaris Industries, Federal Express, 3M Company, General Mills, Ford Motor Company, Hon Company, S.C. Johnson & Sons, Sears Roebuck & Co., and P.P.G. Industries. Some of the Company's other major customers are Target Stores, K-Mart Corporation, Dupont, Arctic Cat, Inc., Pillsbury, and Clorox Company. The principal categories of freight hauled by the Company are department store merchandise, grocery, industrial, consumer, paper products, and expedited services.

         During 1999, the Company's largest 5, 10, and 25 customers accounted for approximately 45%, 63% and 77%, respectively, of operating revenues. During 1999, Sears, Roebuck & Co. accounted for approximately 15% of the Company's operating revenues.

         MARKETING. The Company's marketing personnel seek to strengthen Transport America's position with existing customers and establish it with prospective customers by taking advantage of the trend among shippers toward private fleet conversions, outsourcing of transportation requirements, and utilization of core carriers. The Company employs a marketing force located throughout its primary business areas. Senior management is also actively involved in marketing, logistics planning, and customer relations, especially with large national customers.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.


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

         The Company enters into operating agreements with its independent contractors, pursuant to which its independent contractors agree to furnish a tractor and driver to transport, load and unload goods on behalf of the Company. These agreements typically have terms for less than one year and provide for the payment to independent contractors of fixed compensation for total loaded and empty miles as well as for performing other ancillary services. Independent contractors must pay all of their operating expenses and must meet DOT regulatory requirements, as well as safety and other standards established by the Company. The Company has implemented an incentive program to encourage safe driving and good customer service habits.

         DRIVER WORK ENVIRONMENT. The Company believes that the type of freight it typically handles is a significant factor in retention of employee drivers and independent contractors. Consequently, the Company focuses much of its marketing efforts on customers with freight that is "driver-friendly" in that it requires minimal loading or unloading by drivers and customer employees.

                     TRANSPORT CORPORATION OF AMERICA, INC.


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

         COMPENSATION AND BENEFITS. The Company's compensation and benefits package has been structured to compensate drivers on the basis of miles driven and ancillary services performed, with increases in base compensation commensurate with length of service. Employee driver benefits include paid holiday and vacation days, health insurance, and a Company funded 401(k) retirement plan. Performance bonuses are paid based upon safety, customer service and fuel consumption. The Company believes its compensation and benefits package for employee drivers and independent contractors continue to rank among the highest in the truckload industry.

         RECRUITING AND TRAINING. The Company's employee drivers are hired, and independent contractors are approved, in accordance with specific Company guidelines relating to safety records, prior work history, personal evaluation, accident and driving record verification, drug and alcohol screening, and a physical examination. The Company's initial orientation and training seminar includes a review of all Company policies and operating requirements, written and road driving tests, defensive driving and safety skills, DOT compliance requirements, and the employee driver's and independent contractor's role in providing safe and efficient value-added service to customers. The Company has increased the recruitment and training of inexperienced driver trainees. These driver candidates are placed in an extensive training program before being assigned their own truck. In the first quarter of 2000, the Company opened a new school that will enable persons new to the transportation industry to acquire a commercial driver's license ("CDL"). The Company anticipates that the CDL school will enhance its recruiting efforts and that all school graduates will be employed as Company drivers.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.


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

         As of December 31, 1999, the Company employed 1,179 student and professional employee drivers, 109 mechanics, 432 persons in operations, marketing, training, and administration, and had agreements with 811 independent contractors. The Company's employees are not represented by any collective bargaining units, and the Company considers relations with its employees and independent contractors to be good.

TECHNOLOGY

         The Company has developed an integrated, client/server computer information system. This system integrates operations with the principal back-office functions of safety, maintenance, driver and independent contractor settlement, fuel, billing, and accounting. The system also includes satellite-based communications with the fleet. This system provides information directly to and from the Company, its customers, and drivers to assist in managing a complex information environment. During year 2000, the Company expects to fully implement a replacement operations system to complete its migration to client/server technology. The Company believes that utilizing advanced technology is the best way to manage a complex, customer-driven logistics process in a cost effective manner.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.


         ELECTRONIC DATA INTERCHANGE ("EDI"). The Company's system enables full electronic data interchange of load tendering, shipment status, freight billing, and payment. This system provides significant operating advantages to the Company and its customers, including real-time information flow, reduction or elimination of paperwork, error-free transcription, and reductions in clerical personnel. EDI allows the Company to exchange data with its customers in a variety of formats, depending on the individual customer's capabilities, which significantly enhances quality control, customer service, and efficiency. A significant portion of the Company's revenues are currently processed through EDI.

         INTERNET ACCESS. The Company is expanding customer on-line access to certain load status information, with full implementation expected in mid-year 2000, with other features to follow, depending upon customer needs. The Company currently provides on-line download capability for images of various shipping documents and on-line shipment status. The Company also maintains an internet web site (www.transportamerica.com) to provide information for customers, potential employees, and investors. The Company expects to continue to expand its use of the internet.

REVENUE EQUIPMENT

         The Company operates a modern fleet of tractors and trailers. Tractors are typically replaced every 48 to 60 months, based on factors such as age and condition, current interest rates, the market for used equipment, and improvements in technology and fuel efficiency. The average age of the Company-operated tractors at December 31, 1999 was approximately 19 months.

         The Company has available a variety of trailers to meet customer requirements. At December 31, 1999, these included 5,680 dry vans, most of which are logistic capable and many of which are equipped with heaters, 398 refrigerated vans, and 41 flat beds. The trailer-to-tractor ratio of 3.0 allows the Company to provide its high-volume customers with extra trailers to accommodate loading and unloading, and to improve driver and asset utilization. Depending on market conditions, the Company generally replaces trailers after four to six years of service. The average age of in-service trailers at December 31, 1999 was approximately 33 months.

                     TRANSPORT CORPORATION OF AMERICA, INC.


         The following table shows the model years of the Company tractors and trailers as of December 31, 1999:

Model Year                                           Tractors         Trailers
----------                                         ------------     ------------

2000                                                       244              706
1999                                                       480            1,539
1998                                                       391            1,006
1997                                                       129              587
1996                                                         2              964
1995 and prior                                              10            1,317
                                                   ------------     ------------
  Total Company                                          1,256            6,119
Independent Contractor                                     811                0
                                                   ------------     ------------
  Total available                                        2,067            6,119
                                                   ============     ============


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

                     TRANSPORT CORPORATION OF AMERICA, INC.


EXECUTIVE OFFICERS

         The executive officers of Transport America are as follows:

NAME AND AGE                  POSITION WITH TRANSPORT AMERICA
------------                  -------------------------------

Robert J. Meyers (46)       Director of Transport America since 1997; Chief
                            Executive Officer of Transport America since
                            December 1999; President and Chief Operating Officer of Transport America since May 1997; Chief Financial
                            Officer of Transport America from January 1993 to
                            July 1998 and from December 1998 to July 1999; and
                            Chief Information Officer of Transport America since
                            January 1992. Prior to joining Transport America,
                            Mr. Meyers was founder and President of MicroMation, Inc., a Minneapolis/St. Paul - based software development company from February 1982 to January
                            1992. During this same period, he founded and served as a certified public accountant with Meyers and Meyers, Ltd.

Keith R. Klein (36)         Chief Financial Officer of Transport America since
                            July 1999; From 1997 to July 1999, Mr. Klein was founder and owner of a financial consulting firm;
                            From 1990 to 1997, he served in various positions at Deluxe Corporation, most recently as Vice President and Corporate Controller.

David L. Carter (51)        Vice President of Risk Management of Transport
                            America since March 1999. Prior to March 1999, Mr.
                            Carter served as Transport America's Director of
                            Risk Management since March 1997, and Loss
                            Prevention Manager from February 1995 to March 1997.
                            Prior to joining Transport America, he served in several risk management and training positions with Schneider National, Inc. Prior to that time, he served as a pilot on the Inland Waterways of the United States.

Larry E. Johnson (55)       Vice President of Marketing Services of Transport
                            America since March 1999. Mr. Johnson joined
                            Transport America in September 1984 as Manager of
                            Marketing Services and has served as Director of Marketing Services since January 1995. Prior to joining Transport America he worked for Overland
                            Express, Inc. as Manager of Marketing Services from
                            January 1981 to September 1984. Prior to Overland
                            Express, he served in various management positions with Target Stores, Inc. from January 1968 to
                            December 1980.

                     TRANSPORT CORPORATION OF AMERICA, INC.


Jeffrey P. Vandercook (44)  Vice President of Operations of Transport America
                            since March 1999. Prior to March 1999, Mr.
                            Vandercook served as Director of Operations of Transport America from 1993 to March 1999, Operations Manager from 1989 to 1993, Area Manager from 1987 to 1989, and a dispatcher from 1986 to 1987. Prior to joining Transport America, he worked as a Dispatcher for Overland Express.

Robert C. Stone (47)        Vice President of Fleet Services of Transport
                            America since March 1999. Prior to March 1999, Mr.
                            Stone served as Director of Fleet Management of Transport America from January 1997 to 1999, Manager of Emergency Road Service from February 1993 to
                            December 1996, and Shop Supervisor from December
                            1991 to February 1993. Prior to joining Transport
                            America as a Maintenance Mechanic in 1985, Mr. Stone served as a Mechanic for Overland Express beginning in 1971. In addition to his years at Overland
                            Express, Mr. Stone served as Warehouse Coordinator for Gazda-Bekins and a franchise operator for MAC tools.

Jon M. Seebach (46)         Vice President of Information Services of Transport
                            America since March 1999. Prior to joining Transport
                            America, Mr. Seebach was Director of Client
                            Operations from May 1997 through February 1999 at
                            Deluxe Corporation; Director of Information Services at Transport America from October 1995 to May 1997;
                            Director of Information Services at AmeriData
                            Technologies from April 1993 to October 1995;
                            Director of System Support at EduServ Technologies from April 1993 to April 1994; Assistant Vice
                            President and Network Services Technical Manager at
                            First Bank Systems from December 1988 to April 1993;
                            Manager of Microcomputer Development at McGladrey and Pullen, CPA's, from June 1984 to December 1988;
                            and Senior Auditor/Planning & Budget Analyst at St.
                            Paul Companies, Inc. from June 1973 to June 1984.

Daniel L. VanAlstine (41)   Vice President of Marketing of Transport America
                            since July 1999; Prior to July 1999, Mr. VanAlstine served as President of Logistics Services of AmeriTruck Distribution Corp. from June 1997 until
                            March 1999. From April 1993 to June 1997, he served as Executive Vice President at Transtar,
                            Inc./Proline Carriers.

                     TRANSPORT CORPORATION OF AMERICA, INC.


ITEM 2.    PROPERTIES

         The following chart provides information concerning the Company's service centers and other facilities:


SERVICE CENTERS AND OTHER                         OWNED                 SQUARE
FACILITIES                                        OR LEASED   ACREAGE   FOOTAGE
------------------                                ---------   -------   -------
Clarksville, Indiana                              Owned       14.7      18,126

Hudson, Wisconsin                                 Owned       6.8       4,896

Janesville, Wisconsin                             Owned       13.6      36,700

North Jackson, Ohio                               Owned       8.1       11,230

North Liberty, Iowa                               Owned       13.0      15,150

Kansas City, Missouri                             Owned       10.0      14,862

Columbus, Ohio                                    Owned       17.0      43,000

Garland, Texas                                    Owned       9.2       32,000

Bishopville, South Carolina                       Leased      3.5       1,500

Atlanta, Georgia                                  Owned       16.2      14,860

Harrisburg, Pennsylvania                          Leased      *         *

Eagan, Minnesota (1769 Yankee Doodle Road)        Owned       2.5       29,000

Eagan, Minnesota (Terminal Drive)                 Owned       14.9      17,500

Eagan, Minnesota (Apollo Road)                    Leased      4.0       15,760

Eagan, Minnesota (1750 Yankee Doodle Road)        Leased      **        11,358

Eagan, Minnesota (1715 Yankee Doodle Road)***     Leased      8.32      118,978

*  This facility is shared with another company.
** Office facility.
***Under Construction.


         The Company's current rental payments for its leased facilities range from approximately $1,000 to $12,000 per month. The terms of the Company's leases for the Bishopville, Atlanta, Harrisburg and Apollo Road (Eagan, MN) locations are month-to-month and do not include automatic renewal options. The Company does not anticipate any difficulties renewing or continuing these leases. The Company intends to vacate the 1750 Yankee Doodle Road (Eagan, MN) premises prior to the lease expiration in May 2000. The Company also plans to vacate the Apollo Road (Eagan, MN) location in April 2000.

         In addition to the properties listed above, Transport America leases parking and drop lot space at various locations.

                     TRANSPORT CORPORATION OF AMERICA, INC.


         In April 1999, Transport America entered into a five-year operating lease for the construction of a new headquarters facility located at 1715 Yankee Doodle Road in Eagan, MN. Construction is expected to be substantially complete in the first quarter of 2000 with move-in expected by April 2000. The aggregate lease payments are contingent on the final construction costs, which are currently estimated to be $13 million.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.


PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         PRICE RANGE OF COMMON STOCK. The Company's Common Stock is traded on the Nasdaq National Market under the symbol TCAM. The following table sets forth the high and low closing prices for the Company's Common Stock, as reported by Nasdaq, for the periods indicated:

         PERIOD                     HIGH               LOW
         ------                     ----               ---

         1999

         1st Quarter                13.750             11.250

         2nd Quarter                13.438              9.750

         3rd Quarter                16.250             12.375

         4th Quarter                13.500             10.563

         1998:

         1st Quarter                18.250             14.250

         2nd Quarter                18.250             16.250

         3rd Quarter                17.250             10.000

         4th Quarter                12.875             10.875

         SHAREHOLDERS. As of March 24, 2000, the Company had 384 shareholders of record, including Depository Trust Company, which held of record 5,867,303 shares.

         DIVIDENDS. The Company has never paid any cash dividends on its Common Stock and does not intend to pay cash dividends for the foreseeable future. Any future decision as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial position, cash requirements, certain corporate law restrictions, restrictions under loan agreements and such other factors as the Board of Directors deems relevant.

                     TRANSPORT CORPORATION OF AMERICA, INC.


ITEM 6.    SELECTED FINANCIAL DATA

(In thousands, except per share and operating data)                           DECEMBER 31,
                                                    -----------------------------------------------------------------
                                                      1999          1998          1997          1996          1995
                                                    ---------     ---------     ---------     ---------     ---------
Income Statement Data:
    Operating revenues                              $ 285,585     $ 245,913     $ 186,392     $ 164,666     $ 144,254
    Operating expenses:
      Salaries, wages and benefits                     79,938        67,937        53,166        45,515        41,479
      Fuel, maintenance and other expenses             31,742        26,916        25,028        23,877        21,191
      Purchased transportation                         97,695        83,005        55,614        46,761        37,258
      Revenue equipment leases                          2,543         3,731         4,893         6,490         7,090
      Depreciation and amortization                    25,715        19,348        15,494        13,966        10,273
      Insurance, claims and damage                      7,270         6,816         5,620         4,686         5,727
      Taxes and licenses                                5,249         4,016         3,248         2,952         2,873
      Communications                                    3,307         2,869         2,072         1,974         1,978
      Other general and administrative expenses        11,849         9,310         6,410         5,324         5,389
      Gain on disposition of equipment                   (794)         (503)       (1,336)         (275)       (1,755)
                                                    ---------     ---------     ---------     ---------     ---------
         Total operating expenses                     264,514       223,445       170,209       151,270       131,503

    Operating income                                   21,071        22,468        16,183        13,396        12,751
    Interest expense, net                               7,504         4,999         3,242         2,734         2,038
                                                    ---------     ---------     ---------     ---------     ---------
    Earnings before income taxes                       13,567        17,469        12,941        10,662        10,713

    Provision for income taxes                          5,291         6,813         5,190         4,368         4,607
                                                    ---------     ---------     ---------     ---------     ---------

    Net earnings                                    $   8,276     $  10,656     $   7,751     $   6,294     $   6,106
                                                    =========     =========     =========     =========     =========

Net earnings per share - basic                      $    1.02     $    1.46     $    1.18     $    0.98     $    0.96
                                                    =========     =========     =========     =========     =========

Net earnings per share - diluted                    $    0.97     $    1.42     $    1.15     $    0.94     $    0.91
                                                    =========     =========     =========     =========     =========

Weighted average shares outstanding                     8,142         7,300         6,568         6,442         6,361
                                                    =========     =========     =========     =========     =========
Weighted average shares outstanding,
    assuming dilution                                   8,570         7,521         6,734         6,718         6,709
                                                    =========     =========     =========     =========     =========

Pretax margin                                             4.8%          7.1%          6.9%          6.5%          7.4%

OPERATING DATA (TRUCKLINE ONLY):
    Tractors (at end of period)
      Company                                           1,256         1,078           891           775           779
      Independent contractor                              811           922           448           445           401
                                                    ---------     ---------     ---------     ---------     ---------
         Total                                          2,067         2,000         1,339         1,220         1,180

    Trailers (at end of period)                         6,119         5,387         3,723         3,236         2,913

    Average revenues per tractor per week           $   2,692     $   2,831     $   2,837     $   2,736     $   2,739
    Average revenues per mile (1)                   $    1.27     $    1.28     $    1.28     $    1.28     $    1.28
    Average empty mile percentage                        12.1%         10.8%         11.0%         11.2%         11.4%
    Average length of haul, miles                         712           674           629           644           674
    Average annual revenues per non-driver
      employee                                      $ 561,800     $ 591,000     $ 544,300     $ 526,700     $ 477,300

BALANCE SHEET DATA (AT END OF PERIOD):
    Total assets                                    $ 272,141     $ 224,552     $ 147,528     $ 108,671     $  99,457
    Long term debt, net of current maturities (2)     106,106        79,531        44,618        21,838        24,436
    Common stock with non-detachable put               20,268        20,268            --            --            --
    Stockholders' equity                               75,129        61,733        50,807        43,083        36,307

1. Net of fuel surcharges
2. Long-term debt excludes $1,951,000 for the total of obligations under revenue equipment operating leases for regular lease payments plus the residual cost of acquiring the leased equipment at the end of the lease term. The combined total of long term indebtedness (excluding current maturities), lease obligations, and residual acquisition costs at December 31, 1999 was $108,057,000.

                     TRANSPORT CORPORATION OF AMERICA, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's primary business strategy is to provide truckload carriage and logistics services throughout the United States and parts of Canada as an integral part of the distribution system of many of its major customers. Operations are conducted primarily from the Company's Eagan, Minnesota corporate offices, with maintenance and driver services at its eleven terminal facilities located throughout the United States.

         During the most recent three and five year periods ended December 31, 1999, the Company increased its revenues at a compounded annual growth rate of 20.2% and 17.5%, respectively. In addition to internal growth, the acquisitions of two private truckload carriers, North Star Transport, Inc. ("North Star") in July 1998, and Robert Hansen Trucking, Inc. ("RHT") in May 1999, contributed to the revenue increases. The acquisitions allowed the Company to expand its business with several significant new customers and to expand its relationship with an existing significant customer. In October 1999, the Company announced the formation of TA Logistics to provide services related to transportation procurement and the management of logistics processes.

         The Company uses both employee drivers and independent contractors for its fleet operations. As of December 31, 1999, the Company's tractor fleet consisted of 2,067 units of which approximately 39% were owned by independent contractors, compared to approximately 36% and 31% at the end of 1996 and 1994, respectively. The Company expects that the independent contractor portion of its fleet will continue to increase from the current levels. As a result of the growth of its independent contractor fleet as a percentage of its total fleet, purchased transportation expenses have increased and other expenses associated with its company-owned fleet have decreased as a percentage of operating revenues. The Company intends to increase its tractor fleet, both company-owned and independent contractor, along with its trailer fleet, as profitable customer opportunities arise.

                     TRANSPORT CORPORATION OF AMERICA, INC.


RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of expense items to operating revenues for the periods indicated:

                                                     Years ended December 31,
                                                 ------------------------------
(amounts in percents)                             1999        1998        1997
-------------------------------------------------------------------------------

Operating revenues                                100.0       100.0       100.0
Operating expenses:
     Salaries, wages, and benefits                 28.0        27.6        28.5
     Fuel, maintenance, and other expenses         11.1        10.9        13.4
     Purchased transportation                      34.2        33.8        29.9
     Revenue equipment leases                       0.9         1.5         2.6
     Depreciation and amortization                  9.0         7.9         8.3
     Insurance, claims and damage                   2.5         2.8         3.0
     Taxes and licenses                             1.8         1.6         1.7
     Communications                                 1.2         1.2         1.1
     Other general and administrative expenses      4.2         3.8         3.5
     Gain on sale of equipment                     (0.3)       (0.2)       (0.7)
                                                 ------      ------      ------
        Total operating expenses                   92.6        90.9        91.3
                                                 ------      ------      ------

Operating income                                    7.4         9.1         8.7
Interest expense, net                               2.6         2.0         1.8
                                                 ------      ------      ------

Earnings before income taxes                        4.8         7.1         6.9
Provision for income taxes                          1.9         2.8         2.7
                                                 ------      ------      ------

Net earnings                                        2.9         4.3         4.2
                                                 ======      ======      ======


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Operating revenues increased 16.1% to $285.6 million for the year ended December 31, 1999 from $245.9 million for the year ended December 31, 1998. Revenue growth was driven by expansion of existing customer relationships, new customer additions, and business attributable to the North Star acquisition, which became effective July 1, 1998, and the RHT acquisition, which became effective May 1, 1999. Revenues per mile, excluding fuel surcharges, were $1.27 per mile for 1999 compared to $1.28 per mile for 1998. Equipment utilization, as measured by average revenues per tractor per week, was $2,692 during 1999, compared to $2,831 during 1998. The decline reflects decreased equipment utilization from the historically lower utilization of the North Star and RHT businesses and a significant number of unseated tractors during the last half of the year. In addition, the Company experienced computer database problems in August 1999, which caused the Company to forgo freight revenue opportunities for over 2,000 loads.

                     TRANSPORT CORPORATION OF AMERICA, INC.


         The pre-tax margin (earnings before income taxes as a percentage of operating revenues) was 4.8% for 1999, compared to 7.1% for 1998. Salaries, wages and benefits was 28.0% for 1999, compared to 27.6% for 1998. Non-driver efficiency, as measured by average annual revenues per non-driver employee, was $561,800 for 1999 and $591,000 for 1998. The percentage of miles driven by independent contractors increased to 45.5% in 1999 from 43.8% in 1998, as a result of the higher average number of independent contractors in 1999. Accordingly, purchased transportation increased as a percentage of operating revenues to 34.2% for 1999 from 33.8% for 1998. Fuel, maintenance and other expense was 11.1% of operating revenue in 1999, compared to 10.9% of operating revenues in 1998, reflecting significantly higher fuel costs in the last half of 1999 and partially offset by the lower proportion of miles driven by Company drivers in 1999, when compared to 1998. Revenue equipment leases decreased as a percentage of operating revenues to 0.9% for 1999 from 1.5% for 1998, reflecting reduced leasing activity. Depreciation and amortization was 9.0% for 1999, compared to 7.9% for 1998, resulting from reduced equipment leasing activity and under-utilized equipment capacity in the last half of 1999 and a higher proportion of Company-owned equipment in 1999, compared to 1998. Improved accident and claims experience in 1999 was the primary reason for the decrease of insurance, claims and damage expense as a percentage of operating revenues to 2.5% for 1999 from 2.8% for 1998. Net interest expense increased as a percentage of operating revenues to 2.6% for 1999 from 2.0% for 1998, primarily reflecting higher average debt in 1999 associated with the acquisition of RHT in May 1999, and purchases of additional revenue equipment in 1999, when compared to 1998.

         Other general and administrative expenses increased as a percentage of revenues to 4.2% for 1999 from 3.8% for 1998, reflecting a special pretax charge. In the fourth quarter of 1999, a special bad debt reserve of $2.7 million was established for certain specific receivables, decreasing 1999 earnings by $0.20 per share. This reserve was established due to a change in strategy relating to a particular type of relationship and increased exposure risk.

         Gain on the disposition of equipment was $0.8 million in 1999, compared to a gain of $0.5 million in 1998, as a result of a higher number of equipment dispositions in 1999 when compared to 1998.

         The provision for income taxes as a percentage of operating revenues was 1.9% for 1999 and 2.8% for 1998. The effective tax rate was 39.0% for both 1999 and 1998.

         As a result of the items discussed above, net earnings were $8.3 million, or 2.9% of operating revenues, for the year ended December 31, 1999, compared to $10.7 million, or 4.3% of operating revenues, for the year ended December 31, 1998.

                     TRANSPORT CORPORATION OF AMERICA, INC.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Operating revenues increased 31.9% to $245.9 million for the year ended December 31, 1998, from $186.4 million for the year ended December 31, 1997. Revenue growth from existing customers, as well as additional revenues attributable to the North Star acquisition, were the primary factors of the revenue increase in 1998, when compared to 1997. The additional North Star drivers provided significantly greater capacity throughout the last six months of 1998. Equipment utilization, as measured by average revenues per tractor per week, was $2,831 during 1998, approximating 1997 utilization.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.


         The pre-tax margin (earnings before income taxes as a percentage of operating revenues) increased to 7.1% for 1998 from 6.9% for 1997. Excluding gain on sale of equipment, pre-tax margin was 6.9% and 6.2% for 1998 and 1997, respectively. Salaries, wages and benefits declined as a percentage of operating revenues to 27.6% for 1998 from 28.5% for 1997. Non-driver efficiency, as measured by average annual revenues per non-driver employee, improved 8.6% to $591,000 for 1998 from $544,300 for 1997. Miles driven by independent contractors increased 42.6% over 1997 miles as a result of the higher average number of independent contractors in 1998, when compared to 1997. Accordingly, purchased transportation increased as a percentage of operating revenues to 33.8% for 1998 from 29.9% in 1997. Fuel, maintenance and other expense was 10.9% of operating revenues in 1998, compared to 13.4% for 1997, reflecting the lower proportion of miles driven by Company drivers as well as the lower fuel prices which existed throughout 1998, when compared to 1997. Revenue equipment leases decreased as a percentage of operating revenues to 1.5% for 1998 from 2.6% for 1997. Depreciation and amortization as a percentage of operating revenues was 7.9% for 1998, compared to 8.3% for 1997, as a result of the larger proportion of revenue equipment supplied by independent contractors during 1998 and a change of estimated salvage values of certain of the Company's revenue equipment, which reduced depreciation expense by approximately $1,095,000 in 1998. Improved accident and claims experience in 1998, as well as favorable premium rates for policies renewed in 1998, resulted in a decrease of insurance, claims and damage expense as a percentage of operating revenues to 2.8% in 1998 from 3.0% in 1997. Net interest expense increased as a percentage of operating revenues to 2.0% for 1998 from 1.8% for 1997, primarily reflecting higher average debt in 1998 resulting from the acquisition of North Star in July 1998, and purchases of additional revenue equipment in 1998, when compared to 1997.

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

         As a result of the items discussed above, net earnings increased 37.5% to $10.7 million, or 4.3% of operating revenues, for the year ended December 31, 1998, from $7.8 million, or 4.2% of operating revenues, for the year ended December 31, 1997.

                     TRANSPORT CORPORATION OF AMERICA, INC.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $35.4 million, $40.3 million, and $16.8 million for the years ended 1999, 1998, and 1997, respectively. Working capital was $0.6 million at December 31, 1999, compared to a $3.2 million deficit at December 31, 1998. Accrued liabilities include normal provisions for accident and workers' compensation claims associated with the Company's self-insured retention insurance program, less claim payments actually made. The Company believes that its reserves and liquidity are adequate for expected future claim payments.

         Investing activities consumed $51.4 million in 1999, including $2.7 million for the cash portion of the RHT acquisition, $40.7 million for the purchase of new revenue equipment, net of proceeds from the disposition of used revenue equipment, and $2.1 million for the completion of construction of the facility in Atlanta, Georgia, as well as other equipment and improvements. As of December 31, 1999, the Company had commitments totaling $15.0 million for the purchase of revenue and other equipment. The Company believes that cash flows from operating activities, proceeds from the disposition of used revenue equipment, and borrowings available under its credit facility will be adequate to meet its needs.

         Net cash provided by financing activities in 1999 was $16.4 million. The primary source of financing was net borrowings of $37.0 million under the Company's long-term credit facility. Payments under the Company's term loan agreements were $23.6 million, including approximately $8.9 million of normal payments and early retirement of certain debt assumed at the acquisition of RHT. The Company also received $1.1 million of proceeds from the exercise of options and warrants for the purchase of common stock during 1999.

         The Company has a credit agreement with seven major banks for an unsecured credit facility with maximum combined borrowings and letters of credit of $100 million. Amounts actually available under the credit facility may be limited by the Company's accounts receivable and unencumbered revenue equipment. During 1999, the Company negotiated an extension of the term of credit facility to March 2002. Also during 1999, the credit facility was used to purchase revenue equipment and other assets, retire certain RHT long-term debt, and to fund other cash requirements. In the future, the facility will be used to meet working capital needs, make purchases of revenue equipment and other assets, satisfy letter of credit requirements associated with the Company's self-insured retention arrangements, and for acquisitions. At December 31, 1999, there were outstanding borrowings of $90.0 million and letters of credit outstanding totaling $2.7 million under this credit facility.

                     TRANSPORT CORPORATION OF AMERICA, INC.


NEW ACCOUNTING PRONOUNCEMENTS

         During 1998, the Financial Accounting Standards Board (SFAS) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," changed the effective date to fiscal years beginning after June 15, 2000. The Company will be required to adopt the new standard beginning with the first quarter of fiscal 2001. The impact of adoption on the Company's financial statements has not yet been determined.

FORWARD-LOOKING STATEMENTS

         Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's Annual Report, elsewhere in this Report, in future filings by the Company with the SEC, in the Company's press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts, are forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements which speak only as of the date made. The following important factors, among other things, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the highly competitive conditions that currently exist in the Company's market and the Company's ability to compete, (2) the Company's ability to recruit, train, and retain qualified drivers, (3) increases in fuel prices, and the Company's ability to recover these costs from its customers, (4) changes in governmental regulations applicable to the Company's operations, (5) adverse weather conditions, (6) accidents, (7) the market for used revenue equipment, and (8) downturns in general economic conditions affecting the Company and its customers. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise or update any previously made forward-looking statements. Unanticipated events are likely to occur.

YEAR 2000

         The Company's total costs to address Year 2000 compliance issues with its information systems were approximately $700,000. The Company did not experience any significant difficulties as a result of the millennium change. Although the Company has not experienced any significant Year 2000 difficulties to date, the Company plans to continue to monitor the situation closely.

                     TRANSPORT CORPORATION OF AMERICA, INC.


SEASONALITY

         As is typical in the truckload industry, the Company's operations fluctuate seasonally according to customer shipping patterns which tend to peak in the summer and fall, then increase again after the holiday and winter seasons. Operating expenses also tend to be higher during the cold weather months, primarily due to poorer fuel economy and increased maintenance costs.

INFLATION

         Many of the Company's operating expenses are sensitive to the effects of inflation, which could result in higher operating costs. With the exception of fuel price increases, particularly in the last six months of 1999, the effects of inflation on the Company's business have not been significant during the last three years. The Company has in place with the majority of its customers fuel surcharge provisions that allow the Company to partially recover additional fuel costs when fuel prices exceed a certain reference price per gallon.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to certain market risks with its $100 million credit agreement, of which $90 million was outstanding at December 31, 1999. The agreement bears interest at a variable rate, which was 7.4% at December 31, 1999. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase. Although the Company does not employ derivatives, or similar instruments to hedge against increases in fuel prices, fuel surcharge provisions enable the Company to reduce the effects of price increases. The Company has 1.2 million shares of common stock with a non-detachable Put option. The Put gives the shareholder the right to sell some or all of the 1.2 million shares of the Company's common stock back to the Company at $16.89 per share, payable in cash, during a 60-day period commencing June 30, 2001.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements described in Item 14(a)1 of this report are incorporated herein. See "Quarterly Financial Data" appearing on page F-23 of the audited consolidated financial statements which are incorporated herein, by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                     TRANSPORT CORPORATION OF AMERICA, INC.


PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information concerning the Company's executive officers, reference is made to the information set forth under the caption "Executive Officers" located in Item 1 of this Form 10-K. For information concerning the Company's directors and compliance by the Company's directors, executive officers and significant shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, reference is made to the information set forth under the captions "Election of Directors" and "Beneficial Ownership of Common Stock," respectively, in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2000 to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

         Reference is made to the information set forth under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2000 to be filed pursuant to Regulation 14A, which information is incorporated herein by reference, except to the extent stated therein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the information set forth under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2000 to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information set forth under caption "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2000 to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                     TRANSPORT CORPORATION OF AMERICA, INC.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this Form 10-K

          1.   Consolidated Financial Statements

                                                                  Form 10-K
                                                                  Page Reference
                                                                  --------------
               Index to Consolidated Financial Statements.................F-1
               Independent Auditors' Report...............................F-2
               Consolidated Balance Sheets................................F-3
               Consolidated Statements of Earnings........................F-4
               Consolidated Statements of Stockholders' Equity............F-5
               Consolidated Statements of Cash Flows......................F-6
               Notes to Consolidated Financial Statements.................F-7

          2.   Consolidated Financial Statement Schedules

               Consolidated Financial Statement Schedules
               Included in Part IV of this report:
               Independent Auditors' Report on Schedule...................S-1
               Schedule II - Valuation and Qualifying Accounts............S-2

          3.   Exhibits

               Exhibit
               Number   Description
               -------  -----------
                        Page
                        ----

               3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-84140) as declared effective by the Commission on November 3, 1994 (the "1994 S-1")).
               3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the 1994 S-1).

                     TRANSPORT CORPORATION OF AMERICA, INC.


               4.1 Rights Agreement by and between the Company and Norwest Bank Minnesota, N.A., dated February 25, 1997 (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, as amended, filed with the SEC on February 27, 1997; to Exhibit 1 to the Company's Registration Statement on Form 8-K/A, filed with the SEC on June 29, 1998; and to Exhibit 1 to the Company's Registration Statement on Form 8-A/A, filed with the SEC on January 21, 2000).
               10.1 Credit Agreement dated as of August 14, 1998 among ABN-AMRO Bank, N.V., certain other bank parties, and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
               10.2 1986 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 1996).
               10.3     401(k) Retirement Plan (incorporated by reference to
                        Exhibit 10.3 to the 1994 S-1).
               10.4 Master Lease, dated as of April 9, 1999, between the Company and ABN/AMBRO Leasing, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
               10.5 Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
               10.6 Form of Vehicle Lease and Independent Contractor Agreement (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31,
                        1996).
               10.12 Employee Stock Purchase Plan (incorporated by reference to Form S-8 which was filed on January 31, 1996 (File No. 333-934)).
               10.13 1995 Stock Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1996).
               11.1     Statement re: Computation of Earnings (Loss) per Share
               23.1     Independent Auditors' Consent
               21 Subsidiaries of the Registrant: North Star Transport, Inc., and Robert Hansen Trucking, Inc., Minnesota corporations.
               27.1     Financial Data Schedule, Fiscal year end December 31,
                        1999.

                     TRANSPORT CORPORATION OF AMERICA, INC.


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended December 31, 1999.

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

                                       TRANSPORT CORPORATION OF AMERICA,
                                       INC. ("Registrant")

Dated: March 29, 2000                  By  /s/ Robert J. Meyers
                                         ---------------------------------------
                                           Robert J. Meyers
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                               Date
-------------------                               ----


      /s/ Robert J. Meyers                        March 29, 2000
-------------------------------------------
Robert J. Meyers
President and Chief Executive Officer
(Principal Executive Officer)

      /s/ Keith R. Klein                          March 29, 2000
-------------------------------------------
Keith R. Klein
Chief Financial Officer
(Principal Financial Officer)

      /s/ William D. Slattery                     March 29, 2000
-------------------------------------------
William D. Slattery, Director

      /s/ Anton J. Christianson                   March 29, 2000
-------------------------------------------
Anton J. Christianson, Director

      /s/ Michael J. Paxton                       March 29, 2000
-------------------------------------------
Michael J. Paxton, Director

      /s/ Kenneth J. Roering                      March 29, 2000
-------------------------------------------
Kenneth J. Roering, Director

                    Independent Auditors' Report on Schedule

The Board of Directors and Stockholders
Transport Corporation of America, Inc.

Under date of February 4, 2000, we reported on the consolidated balance sheets of Transport Corporation of America, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements, and our report thereon, are included in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                                   /s/ KPMG LLP
Minneapolis, Minnesota
February 4, 2000

                     TRANSPORT CORPORATION OF AMERICA, INC.


                                                                     SCHEDULE II

                        Valuation and Qualifying Accounts
                                 (In thousands)

                                                                           Additions
                                                                  ---------------------------
                                                                   Additions
                                                     Balance at    charged to      Charged to                Balance
                                                     beginning     cost and         other                    at end
Description                                           of year       expense        accounts    Deductions    of year
---------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
  (deducted from accounts receivable)

Year ended December 31, 1999                          $   461       2,815(3)          44(1)         150      $ 3,170

Year ended December 31, 1998                          $   324         162             30(2)          55      $   461

Year ended December 31, 1997                          $   313         115                           104      $   324


Reserve for insurance, claim and damage liability

Year ended December 31, 1999                          $ 4,663       5,581            706(1)       6,446      $ 4,504

Year ended December 31, 1998                          $ 3,408       5,191          1,490(2)       5,426      $ 4,663

Year ended December 31, 1997                          $ 3,341       4,157                         4,090      $ 3,408


Reserve for workers' compensation liability

Year ended December 31, 1999                          $ 1,420       2,087                         1,515      $ 1,992

Year ended December 31, 1998                          $ 1,320       1,601                         1,501      $ 1,420

Year ended December 31, 1997                          $ 1,656       1,441                         1,777      $ 1,320

(1)  Robert Hansen Trucking valuation at date of acquisition
(2)  North Star valuation at date of acquisition
(3) Includes $2.7 million special bad debt provision due to increased exposure risk in the fourth quarter of 1999

                     TRANSPORT CORPORATION OF AMERICA, INC.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Independent Auditors' Report ............................................... F-2

Consolidated Balance Sheets ................................................ F-3

Consolidated Statements of Earnings ........................................ F-4

Consolidated Statements of Stockholders' Equity ............................ F-5

Consolidated Statements of Cash Flows ...................................... F-6

Notes to Consolidated Financial Statements ................................. F-7

                     TRANSPORT CORPORATION OF AMERICA, INC.


                          Independent Auditors' Report


The Board of Directors and Stockholders
Transport Corporation of America, Inc.:

We have audited the accompanying consolidated balance sheets of Transport Corporation of America, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transport Corporation of America, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                          /s/ KPMG LLP
Minneapolis, Minnesota
February 4, 2000

                     TRANSPORT CORPORATION OF AMERICA, INC.


                           Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                                                               December 31,
                                                                       ---------------------------
ASSETS                                                                    1999            1998
--------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                         $      745      $      448
     Trade accounts receivable, net (note 1 and 4)                         30,133          27,403
     Other receivables (note 2)                                             1,522           1,593
     Operating supplies - inventory (note 1)                                1,479           1,378
     Deferred income tax benefit (note 1 and 9)                             4,035           5,443
     Prepaid expenses and tires                                             1,924           2,212
--------------------------------------------------------------------------------------------------
Total current assets                                                       39,838          38,477

Property and equipment:
     Land, buildings, and improvements                                     21,469          18,759
     Revenue equipment (note 1 and 4)                                     228,709         179,042
     Other equipment                                                       15,122           9,905
--------------------------------------------------------------------------------------------------
       Total property and equipment                                       265,300         207,706
       Less accumulated depreciation                                      (59,479)        (46,946)
--------------------------------------------------------------------------------------------------
        Property and equipment, net                                       205,821         160,760
Other assets, net (note 3)                                                 26,482          25,315
--------------------------------------------------------------------------------------------------

Total assets                                                           $  272,141      $  224,552
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt (note 4)                     $   14,899      $   13,717
     Accounts payable                                                       5,913           7,207
     Checks issued in excess of cash balances                               2,127             426
     Due to independent contractors                                         2,908           2,126
     Accrued expenses (note 5)                                             13,395          11,795
--------------------------------------------------------------------------------------------------
Total current liabilities                                                  39,242          35,271

Long term debt, less current maturities (note 4)                          106,106          79,531

Deferred income taxes (note 9)                                             31,396          27,749

Commitments and contingencies (note 6, 7, 11, and 12)

1,200,000 shares of common stock with non-detachable put (note 6)          20,268          20,268

Stockholders' equity (note 7):
     Common stock, $.01 par value; 15,000,000 shares authorized;
        7,114,490 and 6,687,873 shares (excluding 1,200,000 shares with non-detachable put) issued and outstanding as of
        December 31, 1999 and 1998, respectively                               71              67
     Additional paid-in capital                                            29,209          24,093
     Retained earnings                                                     45,849          37,573
--------------------------------------------------------------------------------------------------
Total stockholders' equity                                                 75,129          61,733
--------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                             $  272,141      $  224,552
==================================================================================================

See accompanying notes to consolidated financial statements.

                     TRANSPORT CORPORATION OF AMERICA, INC.


                       Consolidated Statements of Earnings
                    (In thousands, except per share amounts)

                                                            Years ended December 31,
                                                   ----------------------------------------
                                                      1999           1998           1997
-------------------------------------------------------------------------------------------
Operating revenues                                 $ 285,585      $ 245,913      $ 186,392

Operating expenses:
     Salaries, wages, and benefits                    79,938         67,937         53,166
     Fuel, maintenance, and other expenses            31,742         26,916         25,028
     Purchased transportation                         97,695         83,005         55,614
     Revenue equipment leases                          2,543          3,731          4,893
     Depreciation and amortization                    25,715         19,348         15,494
     Insurance, claims and damage                      7,270          6,816          5,620
     Taxes and licenses                                5,249          4,016          3,248
     Communications                                    3,307          2,869          2,072
     Other general and administrative expenses        11,849          9,310          6,410
     Gain on sale of equipment                          (794)          (503)        (1,336)
------------------------------------------------------------------------------------------
        Total operating expenses                     264,514        223,445        170,209
------------------------------------------------------------------------------------------

Operating income                                      21,071         22,468         16,183

Interest expense                                       7,544          5,129          3,306
Interest income                                          (40)          (130)           (64)
------------------------------------------------------------------------------------------
Interest expense, net                                  7,504          4,999          3,242
------------------------------------------------------------------------------------------

Earnings before income taxes                          13,567         17,469         12,941

Provision for income taxes (note 9)                    5,291          6,813          5,190
------------------------------------------------------------------------------------------

Net earnings (note 7)                              $   8,276      $  10,656      $   7,751
------------------------------------------------------------------------------------------

Net earnings per share:
     Basic                                         $    1.02      $    1.46      $    1.18
     Diluted                                       $    0.97      $    1.42      $    1.15
------------------------------------------------------------------------------------------

Average common shares outstanding:
     Basic                                             8,142          7,300          6,568
     Diluted                                           8,570          7,521          6,734
------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     TRANSPORT CORPORATION OF AMERICA, INC.


                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1999, 1998, and 1997
                      (In thousands, except share amounts)

                                          Common Stock         Additional                      Total
                                   ------------------------     paid-in        Retained    stockholders'
                                     Shares         Amount      capital        earnings        equity
--------------------------------------------------------------------------------------------------------
Balance, December 31, 1996         6,496,039             65         23,851         19,166        43,082

     Common stock options,
       warrants, and stock
       purchase plan                 170,295              2            358              0           360

     Tax benefits related to
       employee stock warrant
       transactions                        0              0            571              0           571

     Repurchase and retirement
       of common stock               (75,700)            (1)          (956)             0          (957)

     Net earnings                          0              0              0          7,751         7,751
--------------------------------------------------------------------------------------------------------

Balance, December 31, 1997         6,590,634             66         23,824         26,917        50,807

     Common stock options,
       warrants, and stock
       purchase plan                 128,239              1            559              0           560

     Tax benefits related to
       employee stock warrant
       transactions                        0              0             86              0            86

     Repurchase and retirement
       of common stock               (31,000)             0           (376)             0          (376)

     Net earnings                          0              0              0         10,656        10,656
--------------------------------------------------------------------------------------------------------

Balance, December 31, 1998         6,687,873     $       67     $   24,093     $   37,573    $   61,733

     Common stock options,
       warrants, and stock
       purchase plan                 116,617              1          1,000              0         1,001

     Tax benefits related to
       employee stock warrant
       transactions                        0              0             89              0            89

     Common Stock issued
       for acquisition               310,000              3          4,027              0         4,030

     Net earnings                          0              0              0          8,276         8,276
--------------------------------------------------------------------------------------------------------

Balance, December 31, 1999         7,114,490     $       71     $   29,209     $   45,849    $   75,129
========================================================================================================

See accompanying notes to consolidated financial statements.

                     TRANSPORT CORPORATION OF AMERICA, INC.


                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                         Years ended December 31,
                                                                  --------------------------------------
                                                                     1999          1998          1997
--------------------------------------------------------------------------------------------------------
Operating activities:
    Net earnings                                                  $   8,276     $  10,656     $   7,751
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                25,715        19,348        15,494
        Gain on sale of equipment                                      (794)         (503)       (1,336)
        Deferred income taxes                                         3,368         6,599         4,510
        Tax benefits related to employee stock transactions              89            87           571
        Changes in operating assets and liabilities,
          net of effects of acquisitions:
          Trade receivables                                              35        (1,652)       (4,864)
          Other receivables                                             132         2,899        (3,835)
          Operating supplies                                           (101)         (389)         (179)
          Prepaid expenses and tires                                    630           841           181
          Accounts payable                                           (2,411)        2,284           950
          Due to independent contractors                                744           408          (179)
          Accrued expenses                                             (329)         (247)       (2,228)
--------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                    35,354        40,331        16,836
--------------------------------------------------------------------------------------------------------

Investing activities:
    Purchases of revenue equipment                                  (65,766)      (56,382)      (51,002)
    Purchases of property and other equipment                        (8,165)       (3,544)       (8,049)
    (Increase) decrease in other assets                                 131          (200)         (196)
    Acquisition of business, net of cash acquired                    (2,696)      (15,555)            0
    Proceeds from sales of equipment                                 25,042         7,710        11,803
--------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                       (51,454)      (67,971)      (47,444)
--------------------------------------------------------------------------------------------------------

Financing activities:
    Proceeds from issuance of common stock,
      and exercise of options and warrants                            1,131           559           361
    Payments of loan origination fees                                     0          (267)            0
    Payments for repurchase and retirement of common stock                0          (376)         (958)
    Proceeds from issuance of long-term debt                            165        10,577        44,538
    Principal payments on long-term debt                            (23,600)      (37,214)      (17,940)
    Proceeds from issuance of notes payable to bank                 147,696        96,450        38,060
    Principal payments on notes payable to bank                    (110,696)      (43,450)      (38,060)
    Change in net checks issued in excess of cash balances            1,701           426          (351)
--------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                    16,397        26,705        25,650
--------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                         297          (935)       (4,958)
Cash and cash equivalents, beginning of year                            448         1,383         6,341
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                            $     745     $     448     $   1,383
========================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid (received) during the year for:
      Interest                                                    $   7,598     $   5,028     $   3,425
      Income taxes, net                                                 695          (949)        1,296

During 1999, the Company issued 310,000 shares of common stock at $13.00 per share totalling $4.0 million in connection with the acquisition of Robert Hansen Trucking, Inc.
During 1998, the Company issued 1.2 million shares of common stock at $16.89 per share totalling $20.3 million in connection with the acquisition of North Star Transport, Inc.

See accompanying notes to consolidated financial statements.

                     TRANSPORT CORPORATION OF AMERICA, INC.


                   Notes to Consolidated Financial Statements
                  Years ended December 31, 1999, 1998, and 1997

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS

      NATURE OF BUSINESS

      Transport Corporation of America, Inc. (the "Company") is a truckload motor carrier engaged in the transportation of a variety of general commodities for customers principally in the United States and portions of Canada, pursuant to nationwide operation authority. Customer freight is transported by Company equipment and by independent contractors. Payments to Company drivers and independent contractors are primarily based upon miles driven.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries, TA Logistics, Inc., Robert Hansen Trucking, Inc. ("RHT"), North Star Transport, Inc. ("North Star") and Transport International Express, Inc. ("TIE"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      RECLASSIFICATIONS

      Certain reclassifications have been made to the 1998 and 1997 financial statements in order to conform to the 1999 presentation.

      REVENUE RECOGNITION

      Operating revenues are recognized when the freight to be transported has been loaded. Amounts payable to independent contractors for purchased transportation, to Company drivers for wages and any other direct expenses are accrued when the related revenue is recognized.

      TRADE ACCOUNTS RECEIVABLE

      Trade Accounts Receivable at December 31, 1999 and 1998 are net of allowances for doubtful accounts of $3,170,000 and $461,000, respectively.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.


      The estimated useful lives for new equipment when placed in service are as follows:

                                                                       Years
      --------------------------------------------------------------------------
      Tractors                                                           5
      Trailers                                                           5
      Buildings                                                         30
      Other equipment, including computers and furniture               3 - 8
      --------------------------------------------------------------------------

      The Company changed the estimated salvage value of certain of its revenue equipment during 1998 and 1997, and, during 1997, the estimated life of its computer software. The changes resulted in a net decrease in depreciation expense of approximately $1,095,000 and $750,000 for 1998 and 1997, respectively, an increase in net income of approximately $668,000 and $450,000 for 1998 and 1997, respectively, and an increase of basic and diluted earnings per share of $0.09 for 1998, and $0.07 for 1997. The Company periodically assesses its salvage values to better match revenues and expenses.

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

      GOODWILL

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, 25 years. Amortization expense charged to operations for 1999, 1998, and 1997 was $1,035,000, $480,000, and $0, respectively. The Company assesses the recoverability of the intangible assets in accordance with its Impairment of Long-lived Assets policy.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.


      NET EARNINGS PER SHARE: BASIC AND DILUTED

      Basic net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year. The 310,000 shares of common stock which were issued at the time of the acquisition of RHT and the 1.2 million shares of common stock which were issued at the time of the acquisition of North Star are considered outstanding effective May 1, 1999 and July 1, 1998, respectively.

      Diluted net earnings per share is computed by dividing net earnings by the weighted average number of potential common shares outstanding, assuming exercise of dilutive stock options and warrants. The potential common shares are computed using the treasury stock method based upon the average market price of the Company's stock during each period.

      Diluted net earnings for 1999 and 1998 include the effect of a non-detachable put option associated with the acquisition of North Star. The potential common shares for the Put have been calculated using the reverse treasury stock method and the average market price of the Company's stock for the period since the July 1, 1998 effective date.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying value of the Company's financial assets and liabilities, because of their short-term nature, approximate fair value. The fair value of the Company's borrowing, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

      STATEMENTS OF CASH FLOWS

      For purposes of the statements of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

(2)   OTHER RECEIVABLES

      Other receivables at December 31, 1999 and 1998 include a receivable of approximately $1.0 million and $1.4 million, respectively, related to the sale of certain revenue equipment.

(3)   OTHER ASSETS

      Other assets at December 31, 1999 include Goodwill from the acquisition of RHT of $2.1 million (net of accumulated amortization of $0.1 million) and $22.4 million (net of accumulated amortization of $1.4 million) from the acquisition of North Star (see notes 12 and 13).

                     TRANSPORT CORPORATION OF AMERICA, INC.


(4)   CREDIT FACILITY AND LONG-TERM DEBT

      The Company has a credit agreement with seven major banks for an unsecured credit facility with maximum combined borrowings and letters of credit of $100 million. Amounts actually available under the credit facility may be limited by the Company's accounts receivable and unencumbered revenue equipment. The credit agreement expires in March 2002. At December 31, 1999, the credit facility bears interest at 7.375% and there were letters of credit outstanding totaling $2.73 million under this credit facility. Under the terms of the agreement, the Company had available $10 million at December 31, 1999.

      The credit agreement contains certain financial covenants, which include maintenance of a minimum net worth, maintenance of a consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and lease rental expenses of 3 to 1, and maintenance of a consolidated fixed charge coverage ratio not less than 2 to 1. The Company was in compliance with these covenants at December 31, 1999.

      The following is a summary of data relating to the current and expired credit facilities:

                                                                Years ended
                                                                December 31,
                                                          ----------------------
                                                            1999         1998
--------------------------------------------------------------------------------
Long Term
---------
Outstanding balance at year end                            $90,000      $53,000
Average amount outstanding                                  75,061       39,456
Maximum amount outstanding                                  90,750       53,000
Weighted average interest rate during the year                6.18%        6.40%
Commitment fee on unused balances                            0.200%       0.175%

Short Term (expired facility)
-----------------------------
Outstanding balance at year end                            $    --      $    --
Average amount outstanding                                       0        2,950
Maximum amount outstanding during the year                       0       13,641
Weighted average interest rate during the year                0.00%        8.50%
Commitment fee on unused balances                             0.00%       0.210%

                     TRANSPORT CORPORATION OF AMERICA, INC.


Long-term debt consists of the following:

                                                                                 December 31,
                                                                           -----------------------
                                                                             1999         1998
--------------------------------------------------------------------------------------------------
Notes payable to banks and other financial institutions with maturities through October 2003, secured by certain revenue equipment:
    Interest rates ranging from 6.6% to 7.7%                               $  31,005    $  39,649

Obligations under capital lease payable with maturity through
  November 1999, interest rate of 8.35%,
  and secured by certain revenue equipment                                         0          599

Unsecured credit facility                                                     90,000       53,000
--------------------------------------------------------------------------------------------------
Total long-term debt                                                         121,005       93,248

Less current maturities of long-term debt                                     14,899       13,717
--------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                    $ 106,106    $  79,531
==================================================================================================

The aggregate annual maturities of long-term debt at December 31, 1999 are as follows:

Year ending December 31,                                                                   Amount
--------------------------------------------------------------------------------------------------
  2000                                                                                  $  14,899
  2001                                                                                     12,966
  2002                                                                                     92,768
  2003                                                                                        372
--------------------------------------------------------------------------------------------------
    Total                                                                               $ 121,005
==================================================================================================

(5)   ACCRUED EXPENSES

      Accrued expenses are as follows:

                                                                                 December 31,
                                                                           -----------------------
                                                                              1999         1998
--------------------------------------------------------------------------------------------------
Salaries and wages                                                         $   2,745    $   2,515
Insurance, claims and damage                                                   4,504        4,663
Workers compensation                                                           1,992        1,420
Taxes                                                                          1,697        1,321
Interest                                                                         240          242
Other                                                                          2,217        1,634
--------------------------------------------------------------------------------------------------
  Total                                                                    $  13,395    $  11,795
==================================================================================================

                     TRANSPORT CORPORATION OF AMERICA, INC.


(6)   COMMON STOCK WITH NON-DETACHABLE PUT

      In July 1998, as part of its acquisition of North Star, the Company issued
         1.2 million shares of common stock with a non-detachable put option ("Put"). The shares are considered issued and outstanding as of December 31, 1999 and December 31, 1998.

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

      The effect of the 1.2 million shares associated with the Put is included in the computations of both basic and diluted earnings per share. Additionally, for dilutive earnings per share, the reverse treasury stock method is applied to the 1.2 million shares because the Company's average stock price has been below the Put price of $16.89. The dilutive effect for 1999 and 1998 is $0.05 and $0.03 per share, respectively.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.


      WARRANTS

      At December 31, 1998, the Company had outstanding warrants for the purchase of 22,500 shares of the Company's common stock at $5.20 per share. All of the warrants were exercised prior to December 31, 1999. No warrants were granted during 1999 or 1998.

      Warrant transactions are summarized as follows:

                                                                 Years ended
                                                                 December 31,
                                                           ---------------------
                                                             1999         1998
--------------------------------------------------------------------------------

Warrants outstanding at beginning of year                   22,500       37,500
Warrants exercised                                          22,500       15,000
--------------------------------------------------------------------------------
Warrants outstanding at end of year                              0       22,500
================================================================================
Weighted average price of warrants outstanding at
 end of year                                                 $0.00        $5.20
================================================================================

      EMPLOYEE STOCK PURCHASE PLAN

      The Company has adopted an Employee Stock Purchase Plan ("the Plan"). The purpose of the Plan is to encourage employees to purchase shares of Common Stock in the Company thereby providing a greater community of interest between the Company and its employees. There are 100,000 shares of the Company's Common Stock reserved for issuance under the Plan, which terminates on December 31, 2000.

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

      During 1999 and 1998, employees purchased 7,375 and 4,389 shares respectively, at average prices of $10.20 and $12.25 per share, respectively.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.


      In 1998, the Board approved the T.A. Rewards Program - Stock Component
         ("TA Rewards"). TA Rewards provides for the issuance of up to 100,000 shares of the Company's common stock for driver redemptions of their TA Rewards points. During 1999 and 1998, 7,471 and 0 common shares, respectively, were issued under this program.

      STOCK OPTION PLANS

      The Company has adopted two stock option plans which allow for the grant of options to officers and other key employees to purchase common shares at an exercise price not less than 100% of fair market value on the date of grant. Officers and other key employees of the Company who are responsible for, or contribute to, the management, growth and/or profitability of the business of the Company, as well as selected consultants under contract to the Company and non-employee directors are eligible to be granted awards. No options were granted to consultants during 1999, 1998, or 1997.

      These option plans allow for the grant of up to 725,000 shares. Options generally vest in cumulative annual increments over periods from one to four years and expire five years from date of issuance. At December 31, 1999, the exercise prices of outstanding options ranged from $10.44 to $18.00, with a weighted average contractual life of approximately 3.3 years.

      Option transactions are summarized as follows:

                                                                           Weighted Average
                                                      Shares                Exercise Price
----------------------------------------------------------------------------------------------
                                               1999          1998          1999         1998
                                            ---------     ---------     ---------    ---------
Options outstanding at beginning of year      193,197       240,047     $   10.80    $   7.61
  Granted                                      47,000        92,000         12.93       11.42
  Cancelled                                   (18,400)      (30,000)        11.27       10.44
  Exercised                                   (89,120)     (108,850)         9.39        4.38
----------------------------------------------------------------------------------------------
Options outstanding at end of year            132,677       193,197     $   12.44    $  10.80
==============================================================================================
Options exercisable at end of year             76,011       143,197     $   12.85    $  10.93
==============================================================================================

                     TRANSPORT CORPORATION OF AMERICA, INC.


      The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                            Outstanding Options                       Exercisable Options
               -----------------------------------------------    ---------------------------
 Exercise                  Weighted Average      Weighted                       Weighted
  Price                        Remaining          Average                        Average
  Range         Number     Contractual Life    Exercise Price      Number     Exercise Price
-----------    ---------  ------------------  ----------------    ---------  ----------------
 $ 10 - 15      120,677        3.3 years           11.89            64,011         11.89
   15 - 20       12,000        3.4 years           18.00            12,000         18.00
               ---------                                          ---------
                132,677                                             76,011
               =========                                          =========

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

                                                         1999             1998
--------------------------------------------------------------------------------
Net earnings:
  As reported                                          $  8,276         $ 10,656
                                                       ========         ========
  Pro forma                                            $  8,142         $ 10,521
                                                       ========         ========
Net basic earnings per share:
  As reported                                          $   1.02         $   1.46
                                                       ========         ========
  Pro forma                                            $   1.00         $   1.44
                                                       ========         ========
Net diluted earnings per share:
  As reported                                          $   0.97         $   1.42
                                                       ========         ========
  Pro forma                                            $   0.95         $   1.40
                                                       ========         ========

         The above pro forma amounts may not be representative of the effects on reported net earnings for future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998:

                                                          1999             1998
--------------------------------------------------------------------------------
Dividend yield                                            0.00%            0.00%
Expected volatility                                      55.00%           52.00%
Risk-free interest rate                                   5.40%            4.75%
Expected lives                                          5 years          5 years

                     TRANSPORT CORPORATION OF AMERICA, INC.


(8)   EMPLOYEE BENEFIT PLANS

      The Company has a savings retirement plan ("the Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer up to 19% of their compensation on a pretax basis. The Company may, at its discretion, match a portion of the employee deferrals. During 1999, 1998, and 1997 the Company contributed amounts equal to one-fourth of the employee deferrals, up to 1% of each participant's compensation. For participants who are employed as truck drivers with pay based on actual miles driven, the Company may also elect to contribute 1/2(cent) and 1(cent) per paid mile driven for drivers with over one and two years of service, respectively. On behalf of all employees, the Company contributed $638,000, $506,000, and $525,000 to the Plan in 1999, 1998, and 1997, respectively.

                     TRANSPORT CORPORATION OF AMERICA, INC.


(9)   INCOME TAXES

      The provision for income taxes consists of the following:

(In thousands)
                                                                         Current      Deferred       Total
------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1999:
    Federal                                                              $    133     $  4,105     $  4,238
    State                                                                     190          863        1,053
------------------------------------------------------------------------------------------------------------
      Total                                                              $    323     $  4,968     $  5,291
============================================================================================================
For the year ended December 31, 1998:
    Federal                                                              $     27     $  5,474     $  5,501
    State                                                                     106        1,206        1,312
------------------------------------------------------------------------------------------------------------
      Total                                                              $    133     $  6,680     $  6,813
============================================================================================================
For the year ended December 31, 1997:
    Federal                                                              $    (21)    $  4,148     $  4,127
    State                                                                     150          913        1,063
------------------------------------------------------------------------------------------------------------
      Total                                                              $    129     $  5,061     $  5,190
============================================================================================================

      The income tax expense differs from the "expected" tax expense as follows for the years ended December 31, 1999, 1998, and 1997:

                                                                           1999         1998         1997
------------------------------------------------------------------------------------------------------------
Expected federal tax expense at statutory rates                          $  4,748     $  6,114     $  4,529
Increases in taxes resulting from:
  State income taxes, net of federal benefit                                  684          853          691
  Expenses not deductible for tax purposes                                    157          191          216
  Other                                                                      (298)        (345)        (246)
------------------------------------------------------------------------------------------------------------
    Actual tax expense                                                   $  5,291     $  6,813     $  5,190
============================================================================================================

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                                          1999         1998
-----------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Vacation accrual                                                                    $    481     $    439
  Allowance for doubtful accounts                                                        1,217          233
  Net operating loss carryforward                                                        7,557        2,890
  Insurance, claims, and damage reserves                                                 2,449        2,239
  Alternative minimum tax credit carryforward                                            3,334        2,162
------------------------------------------------------------------------------------------------------------
    Total deferred tax assets                                                           15,038        7,963
------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Equipment, principally due to differences in depreciation and lease                   42,399       30,269
------------------------------------------------------------------------------------------------------------
    Net deferred tax liability                                                        $ 27,361     $ 22,306
============================================================================================================

                     TRANSPORT CORPORATION OF AMERICA, INC.


      At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $19.5 million which are available to offset future federal taxable income, if any, through 2013. The Company also has alternative minimum tax credit carryforwards of approximately $3.3 million which are available to reduce future federal regular income taxes, if any, over an indefinite period.

      The Company has reviewed the need for a valuation allowance relating to the deferred tax assets and has ascertained that no allowance is needed.

(10)  MAJOR CUSTOMERS

      Sales to the Company's five largest customers represented 45%, 39%, and 43%, of total revenues for 1999, 1998, and 1997, respectively. One customer accounted for approximately 15% of sales in 1999 and 14 % in 1998 and 1997.

(11)  COMMITMENTS

      REVENUE EQUIPMENT LEASES

      The Company has entered into operating leases for certain revenue equipment. The aggregate cost of this leased equipment at the beginning of the leases was approximately $9.0 million.

      Approximately $2.3 million of the equipment is under non-cancelable operating leases of 36 to 60 months, with the equipment reverting to the lessor at the end of lease term.

      Approximately $6.7 million of the equipment is under TRAC (terminal rental adjustment clause) operating leases, over periods generally ranging from 48 to 72 months. The Company typically continues its leases through the full term of the lease agreement. The full term guaranteed termination values vary from 20% to 40% of the original cost for tractors, van trailers, and temperature-controlled trailers. As of December 31, 1999, guaranteed termination values under the Company's TRAC leases were approximately $1.7 million through 2001. Typically the lessor assumes a portion of the residual risk for the condition of the equipment upon termination of the contract.

      Rental expense under these operating leases was approximately $2,522,000 in 1999, $3,477,000 in 1998, and $4,751,000 in 1997.

                     TRANSPORT CORPORATION OF AMERICA, INC.

      Aggregate future minimum lease payments as of December 31, 1999 for the non-cancelable portion of revenue equipment under operating leases are as follows:

      Years ending December 31,
      --------------------------------------------------------------------------
        2000                                                        $ 1,941,627
        2001                                                             22,259
      --------------------------------------------------------------------------
          Total                                                     $ 1,963,886
      ==========================================================================

      OTHER LEASES

      The Company leases one facility with future minimum lease payments of $53,714 which expires in 2000. The total facility operating lease expense was $407,471 in 1999, $286,108 in 1998, and $155,785 in 1997.

      In 1999, the Company entered into a five-year operating lease for the construction of a new headquarters facility. Construction is expected to be completed in 2000. The aggregate lease payments are contingent on the final construction costs estimated to be $13 million.

      CAPITAL ADDITIONS

      The Company has committed to purchase approximately $15 million of revenue and other equipment to be delivered during 2000.

      GUARANTEE OF INDEBTEDNESS

      In 1997, the Company established a program whereby experienced Company drivers can purchase their own truck. As part of the program, the driver agrees to make certain commitments to the Company and to purchase a vehicle meeting certain specifications established by the Company. In exchange, the Company facilitates the financing of the vehicle and may guarantee some or all of the loans made to drivers participating in the program.

      To accommodate the financing for this program, the Company has entered into a loan, servicing, and guaranty agreement with two banks. Under the terms of the agreement, the Company guarantees 100% of individual driver loans for one bank and 10% of the driver loans with the other bank. The Company has the right to repossess the vehicle in the event a driver defaults on the loan. There were 99 loans with outstanding balances totaling $4.3 million at December 31, 1999 and 59 loans with outstanding balances totaling approximately $3.0 million as of December 31, 1998. No loans were in default. The Company guaranteed $2.4 and $3.0 million of the outstanding balances as of December 31, 1999 and 1998, respectively.

                     TRANSPORT CORPORATION OF AMERICA, INC.


(12)  ACQUISITION OF NORTH STAR TRANSPORT, INC.

      On July 1, 1998, the Company acquired all of the issued and outstanding capital stock of North Star Transport, Inc. ("North Star"). The purchase price paid by the Company consisted of 1.2 million shares of the Company's Common Stock (valued at $16.89 per share) and $15.8 million in cash, for a total purchase price of $36.1 million. Additionally, beginning with the quarter ended June 30, 1999, the Company is obligated to pay $0.0756 per share of the Company's stock still owned by the sellers of North Star for each quarter through June 30, 2001. The Company made payments totaling $272,160 in 1999 related to the contingent consideration. Maximum contingent consideration remaining to be paid at December 31, 1999 is $544,320.

      The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of North Star have been included in the Company's consolidated financial statements since the date of acquisition. The total purchase price for the acquisition has been allocated to tangible and intangible assets and liabilities based upon management's estimates of their fair value on the acquisition date. The $23.9 million excess of purchase price over fair value of net assets acquired has been recorded as goodwill with amortization on a straight-line basis over 25 years.

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

      (In thousands, except per share amounts)
                                                        1998             1997
      -------------------------------------------------------------------------
      Operating revenues                              $283,275         $256,573
      Net earnings                                    $ 10,934         $  9,112
      Net earnings per share:
        Basic                                         $   1.38         $   1.17
        Diluted                                       $   1.34         $   1.11
      -------------------------------------------------------------------------

                     TRANSPORT CORPORATION OF AMERICA, INC.


(13)  ACQUISITION OF ROBERT HANSEN TRUCKING, INC.

      On May 1, 1999, the Company issued 350,000 shares (valued at $13.00 per share) of its common stock as a portion of the purchase price to acquire Robert Hansen Trucking, Inc. ("RHT"). The Company subsequently retired 40,000 of these shares as part of the final purchase price adjustment. The purchase price consisted of $2.7 million in cash and the 310,000 net shares of the Company's common stock, for a total purchase price of $6.2 million.

      The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of RHT have been included in the Company's consolidated financial statements since the date of acquisition. The total purchase price for the acquisition has been allocated to tangible and intangible assets and liabilities based upon management's estimates of their fair value on the acquisition date. The $2.2 million excess of purchase price over fair value of net assets acquired has been recorded as goodwill with amortization on a straight-line basis over 25 years.

      The following unaudited pro forma combined historical results are based on available information and certain assumptions which management believes are reasonable and appropriate to give effect to the RHT acquisition as if the transaction occurred at the beginning of fiscal 1999 and 1998. No adjustments have been made to the historical results to reflect anticipated improvements which may be realized in the future. Accordingly, the pro forma information may not be indicative of actual results of operations which would have been obtained, or which may be realized in the future, if the acquisition had occurred on January 1, 1998.

      (In thousands, except per share amounts)
                                                        1999             1998
      -------------------------------------------------------------------------
      Operating revenues                              $295,074         $307,208
      Net earnings                                    $  7,965         $ 10,778
      Net earnings per share:
        Basic                                         $   0.97         $   1.31
        Diluted                                       $   0.92         $   1.27
      -------------------------------------------------------------------------

                     TRANSPORT CORPORATION OF AMERICA, INC.


(14)  QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data for 1999, 1998, and 1997:

(In thousands, except per share amounts)
                                                              Quarter
                                           ----------------------------------------------
1999:                                          First      Second       Third      Fourth
-----------------------------------------------------------------------------------------
Operating revenues                          $ 67,145    $ 75,034    $ 70,722    $ 72,684
Operating income                               4,979       8,402       6,366       1,324
-----------------------------------------------------------------------------------------
Net earnings (loss)                         $  2,079    $  3,959    $  2,644    $   (406)

Net earnings (loss) per common share:
  Basic                                     $   0.26    $   0.49    $   0.32    $  (0.05)
  Diluted                                   $   0.25    $   0.46    $   0.31    $  (0.05)
=========================================================================================

                                                               Quarter
                                           ----------------------------------------------
1998:                                          First      Second       Third      Fourth
-----------------------------------------------------------------------------------------
Operating revenues                          $ 49,488    $ 53,075    $ 74,087    $ 69,263
Operating income                               3,157       4,680       7,885       6,746
-----------------------------------------------------------------------------------------
Net earnings                                $  1,300    $  2,214    $  3,940    $  3,202

Net earnings per common share:
  Basic                                     $   0.19    $   0.33    $   0.50    $   0.41
  Diluted                                   $   0.19    $   0.33    $   0.48    $   0.38
=========================================================================================

                                                               Quarter
                                           ----------------------------------------------
1997:                                          First      Second       Third      Fourth
-----------------------------------------------------------------------------------------
Operating revenues                          $ 43,475    $ 46,369    $ 47,100    $ 49,448
Operating income                               2,287       4,199       4,790       4,907
-----------------------------------------------------------------------------------------
Net earnings                                $    988    $  2,074    $  2,389    $  2,300

Net earnings per common share:
  Basic                                     $   0.15    $   0.32    $   0.36    $   0.35
  Diluted                                   $   0.15    $   0.31    $   0.36    $   0.34
=========================================================================================

   * Includes $2.7 million pre tax special bad debt provision due to increased exposure risk in the fourth quarter of 1999.

(15)  RELATED PARTY TRANSACTIONS

   During fiscal 1999, 1998, and 1997, the Company paid MicroMation, Inc.
      $469,357, $193,362, and $0, respectively, for information technology services, primarily for the development of the Company's web site and document imaging systems. Robert J. Meyers, the Company's President and Chief Executive Officer, is the founder, former executive officer, and current shareholder of MicroMation, Inc.