Form 10-Q
period 2000-03-31
TRANSPORT CORPORATION OF AMERICA INC
filed 2000-05-12
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24908


                     TRANSPORT CORPORATION OF AMERICA, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


                     MINNESOTA                       41-1386925
           ----------------------------           ----------------
           (State or other jurisdiction           (I.R.S. Employer
         of incorporation or organization)       Identification No.)

                             1715 YANKEE DOODLE ROAD
                             EAGAN, MINNESOTA 55121
                             ----------------------
            (Address of principal executive offices and zip code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (651) 686-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES _X_ NO ___

As of May 10, 2000, the Company had outstanding 7,163,546 shares of Common Stock, $.01 par value.



                      This Form 10-Q consists of 13 pages.

                     TRANSPORT CORPORATION OF AMERICA, INC.
                          Quarterly Report on Form 10-Q

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements and Notes

           Consolidated Balance Sheets as of
           March 31, 2000 and December 31, 1999..........................Page  3

           Consolidated Statements of Earnings for the
           three months ended March 31, 2000 and 1999....................Page  4

           Consolidated Statements of Cash Flows for the
           three months ended March 31, 2000 and 1999....................Page  5

           Notes to Consolidated Financial Statements....................Page  6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................Page  7


PART II    OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K..............................Page 11

ITEM 1. FINANCIAL STATEMENTS

                     Transport Corporation of America, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                March 31,      December 31,
                                                                  2000             1999
                                                              ------------     ------------
                                                              (unaudited)            *
ASSETS
Current assets:
     Cash and cash equivalents                                $        722     $        745
     Trade accounts receivable, net                                 32,348           30,133
     Other receivables                                               2,965            1,522
     Operating supplies - inventory                                  1,396            1,479
     Deferred income tax benefit                                     4,010            4,035
     Prepaid expenses and tires                                      4,592            1,924
                                                              ------------     ------------
Total current assets                                                46,033           39,838

Property and equipment:
     Land, buildings, and improvements                              21,622           21,469
     Revenue equipment                                             237,431          228,709
     Other equipment                                                17,297           15,122
                                                              ------------     ------------
       Total property and equipment                                276,350          265,300
       Less accumulated depreciation                               (65,246)         (59,479)
                                                              ------------     ------------
        Property and equipment, net                                211,104          205,821
Other assets, net                                                   26,320           26,482
                                                              ------------     ------------

Total assets                                                  $    283,457     $    272,141
                                                              ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt
        and capital lease obligations                         $     15,910     $     14,899
     Accounts payable                                                6,841            5,913
     Checks issued in excess of cash balances                        4,827            2,127
     Due to independent contractors                                  3,389            2,908
     Accrued expenses                                               13,781           13,395
                                                              ------------     ------------
Total current liabilities                                           44,748           39,242

Long term debt and capital lease
   obligations, less current maturities                            110,607          106,106

Deferred income taxes                                               31,746           31,396

1.2 million shares of common stock with non-detachable put          19,508           20,268

Stockholders' equity:
     Common stock                                                       71               71
     Additional paid-in capital                                     30,014           29,209
     Retained earnings                                              46,763           45,849
                                                              ------------     ------------
Total stockholders' equity                                          76,848           75,129
                                                              ------------     ------------

Total liabilities and stockholders' equity                    $    283,457     $    272,141
                                                              ============     ============

* Based upon audited financial statements

                     Transport Corporation of America, Inc.
                       Consolidated Statements of Earnings
               (In thousands, except share and per share amounts)

                                                              Three months ended
                                                                  March 31,
                                                        -------------------------------
                                                            2000             1999
                                                        ------------     ------------
                                                                 (unaudited)
Operating revenues                                      $     72,200     $     67,145

Operating expenses:
     Salaries, wages, and benefits                            20,722           18,735
     Fuel, maintenance, and other expenses                     9,831            6,833
     Purchased transportation                                 24,249           23,664
     Revenue equipment leases                                     81              869
     Depreciation and amortization                             7,186            5,733
     Insurance, claims and damage                              2,022            1,917
     Taxes and licenses                                        1,284            1,300
     Communications                                              886              739
     Other general and administrative expenses                 2,783            2,330
     (Gain) loss on sale of equipment                           (509)              46
                                                        ------------     ------------
        Total operating expenses                              68,535           62,166
                                                        ------------     ------------

Operating income                                               3,665            4,979

Interest expense                                               2,170            1,581
Interest income                                                   (3)             (12)
                                                        ------------     ------------
Interest expense, net                                          2,167            1,569
                                                        ------------     ------------

Earnings before income taxes                                   1,498            3,410

Provision for income taxes                                       584            1,331
                                                        ------------     ------------

Net earnings                                            $        914     $      2,079
                                                        ============     ============

Net earnings per share:
     Basic                                              $       0.11     $       0.26
                                                        ============     ============
     Diluted                                            $       0.10     $       0.25
                                                        ============     ============

Average common shares outstanding:
     Basic                                                 8,318,514        7,896,938
     Diluted                                               9,094,612        8,374,025

                     Transport Corporation of America, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                       Three months ended
                                                                            March 31,
                                                                   -------------------------
                                                                      2000           1999
                                                                   ----------     ----------
                                                                          (unaudited)
Operating activities:
     Net earnings                                                  $      914     $    2,079
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                  7,186          5,733
         (Gain) loss on sale of equipment                                (509)            46
         Deferred income taxes                                            375          1,300
         Changes in operating assets and liabilities:
           Trade receivable                                            (2,215)        (3,176)
           Other receivable                                            (1,443)          (848)
           Operating supplies                                              83             47
           Prepaid expenses and tires                                  (2,668)        (2,269)
           Accounts payable                                               929         (1,962)
           Due to independent contractors                                 481          1,199
           Accrued expenses                                               385            829
                                                                   ----------     ----------
         Net cash provided by operating activities                      3,518          2,978
                                                                   ----------     ----------
Investing activities:
     Payments for purchases of revenue equipment (1)                   (7,333)       (17,279)
     Payments for purchases of property and other equipment            (2,441)        (1,383)
     Increase in other assets                                               0            (19)
     Proceeds from sales of equipment                                   3,335          5,532
                                                                   ----------     ----------
         Net cash used in investing activities                         (6,439)       (13,149)
                                                                   ----------     ----------
Financing activities:
     Proceeds from issuance of common stock,
       and exercise of options and warrants (2)                            45            127
     Principal payments on long-term debt                              (3,897)        (3,247)
     Proceeds from issuance of notes payable to bank                   28,370         44,400
     Principal payments on notes payable to bank                      (24,320)       (32,400)
     Change in net checks issued in excess of cash balances             2,700          1,777
                                                                   ----------     ----------
         Net cash provided by financing activities                      2,898         10,657
                                                                   ----------     ----------

Net increase (decrease) in cash                                           (23)           486
Cash and cash equivalents, beginning of period                            745            448
                                                                   ----------     ----------
Cash and cash equivalents, end of period                           $      722     $      934
                                                                   ==========     ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest (net of amount capitalized)                        $    2,152     $    1,562
       Income taxes, net                                                  417            401

(1) Capital lease obligations of $5.4 million were incurred when the Company entered into leases for new revenue equipment in March 2000.

(2) In January 2000, 45,000 shares of common stock with the non-detachable put valued at $16.89 per share were converted to common stock.

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

                  These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's most recent annual financial statements on Form 10-K for the year ended December 31, 1999. The policies described in that report are used in preparing quarterly reports. Certain balances from prior periods have been restated to conform to current presentation.

                  The Company's business is seasonal. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


2.          Commitments

                  As of March 31, 2000 the Company had commitments for the
            purchase of approximately $3.3 million of revenue equipment.

                  In April 1999, the Company entered into a five year lease for the construction of a new headquarters facility in Eagan, MN. The Company anticipates that lease payment for this facility will commence in the second quarter of 2000, based upon estimated construction costs of $13 million.

3.          Common Stock with Non-detachable Put

                  In January 2000, 45,000 shares of common stock with a
            non-detachable put valued at $16.89 per share were converted to common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Three Months Ended March 31, 2000 and 1999

                  Operating revenues increased 7.5% to $72.2 million for the quarter ended March 31, 2000, from $67.1 million for the quarter ended March 31, 1999. Additional revenues attributable to the acquisition of Robert Hansen Trucking, Inc., which became effective May 1, 1999, revenue growth from existing customers and revenues associated with fuel surcharges were the primary factors of the revenue increase in the first quarter of 2000, when compared to the same quarter in 1999. Reflecting shifts in customer freight mix and a higher percentage of empty miles driven, revenues per mile, excluding fuel surcharges, were $1.25 per mile in the first quarter of 2000, compared to $1.28 per mile for the same period of 1999. Equipment utilization, as measured by average revenues per tractor per week, including fuel surcharges, was $2,612 during the first quarter of 2000, compared to $2,617 for the first quarter of 1999.

                  During the first quarter of 2000, a greater proportion of
            miles were driven by company drivers versus independent contractors than in the year-ago quarter. Accordingly, several expense categories increased as a percentage of revenue in the first quarter of 2000, when compared to the same quarter in 1999. At March 31, 2000 there were 1,304 company drivers and 776 independent contractors, compared to 1,111 company drivers and 900 independent contractors at March 31, 1999.

                  Pre-tax margin (earnings before income taxes as a percentage of operating revenues) was 2.1% in the first quarter of 2000, compared to 5.1% for the same period of 1999. The Company estimates that significantly higher fuel costs in the first quarter of 2000, partially offset by fuel surcharge revenues, reduced pre-tax margin by approximately $1 million, or 1.4% of operating revenues, when compared to the first quarter of 1999. Also during the first quarter of 2000, the Company incurred approximately $0.4 million of one-time expenses associated with the terminated merger with USFreightways Corporation. Efficiency, as measured by average annualized revenues per non-driver employee, was $546,000 for the first quarter of 2000, compared to $564,000 for the same period of 1999. Salaries, wages, and benefits as a percentage of operating revenues increased to 28.7% in the first quarter of 2000, compared to 27.9% for the same period of 1999. The increase is primarily a reflection of a higher percentage of company drivers in the first quarter of 2000, compared to the same period of 1999. Miles driven by company drivers in the first quarter of 2000 increased 13.7% over the same quarter of 1999 as a result of an increase in the percentage of company drivers versus independent contractors. Reflecting the higher proportion of miles driven by company drivers and significantly higher fuel prices in the first quarter of 2000, fuel, maintenance, and other expenses, as a percentage of operating revenues, increased to 13.6% in the first quarter of 2000, compared to 10.2% in the first quarter of 1999. Correspondingly, purchased transportation decreased as a percentage of operating revenues to 33.6% in the first quarter of 2000, compared to 35.2% for the same quarter of 1999. Revenue equipment leases decreased as a percentage of operating revenues to 0.1% in the first quarter of 2000 from 1.3% for the same period of 1999 as a result of a decrease in the use of operating leases. Depreciation and amortization was 9.9% of operating revenues for the first quarter of 2000, compared to 8.5% for the first quarter of 1999, primarily due to a greater proportion of company-owned equipment in 2000. Improved accident and claims experience resulted in a decrease of insurance, claims and damage expense as a percentage of operating revenues to 2.8% in the first quarter of 2000 from 2.9% in the first quarter of 1999. Other general and administrative expenses as a percentage of operating revenues were 3.9% in the first quarter of 2000, compared to 3.5% in the first quarter of 1999 due primarily to $0.4 million for one-time expenses associated with the terminated merger in the first quarter of 2000. Net interest expense increased as a percentage of operating revenues to 3.0% for the first quarter 2000 from 2.3% for the first quarter 1999 as a result of higher interest rates and average debt balances in 2000, compared to the year-ago quarter.

                  Gain on the disposition of revenue equipment was $509,000 in the first quarter of 2000, compared to a loss of $46,000 in the first quarter of 1999 reflecting higher net proceeds versus the Company's book value of disposed revenue equipment, when compared to the year-ago quarter. The effective tax rate for the first quarters of both 2000 and 1999 was 39.0%.

                  As a result of the items discussed above, net earnings were
            $0.9 million, or 1.3% of operating revenues, for the quarter ended March 31, 2000, compared to $2.1 million, or 3.1% of operating revenues, for the quarter ended March 31, 1999.

            LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities was $3.5 million in the first three months of 2000. Working capital as of March 31, 2000 was $1.3 million, compared to $0.6 million as of December 31, 1999.

                  Investing activities in the first three months of 2000
            consumed net cash of $6.5 million, primarily for the purchase of 40 new tractors, 94 new trailers, and other equipment and improvements, less proceeds from the disposition of used equipment. As of March 31, 2000, the Company had commitments for the purchase of approximately $3.3 million of revenue equipment. Additionally, the Company anticipates that lease payments associated with its new headquarters facility, with estimated construction costs of $13 million, will commence in the second quarter of 2000.

                  Net cash provided by financing activities was $2.9 million in the first three months of 2000, including $4.0 million representing net proceeds from the Company's credit facility.

                  The Company has a credit agreement with seven major banks for an un-secured credit facility with maximum combined borrowings and letters of credit of $100 million. Amounts actually available under the credit facility may be limited by the Company's accounts receivable and unencumbered revenue equipment. The credit facility, which expires in March 2002, is used to meet working capital needs, purchase revenue equipment and other assets, satisfy letter of credit requirements associated with the Company's self-insured retention arrangements, and for acquisitions. At March 31, 2000, there were outstanding borrowings of $94.1 million and letters of credit outstanding totaling $3.0 million under this credit facility. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations and the credit facility.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

                  The Company is exposed to certain market risks with its $100 million credit agreement, of which $94.1 million was outstanding at March 31, 2000. The agreement bears interest at a variable rate, which was 7.1% at March 31, 2000. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase. Although the Company does not currently employ derivatives or similar instruments to hedge against increases in fuel prices, fuel surcharge provisions enable the Company to reduce the effects of price increases. The Company has approximately 1.2 million shares of common stock with a non-detachable Put option. The Put gives the shareholder the right to sell some or all of the 1.2 million shares of the Company's common stock back to the Company at $16.89 per share, payable in cash, during a 60-day period commencing June 30, 2001.

PART II OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K:

            (a)   Exhibits:

            Exhibit
            Number    Description
            ------    -----------

            11.1   Statement re: Computation of Net Earnings per Share
            27     Financial Data Schedule

            (b)   Reports on Form 8-K

            On February 2, 2000, the Company filed a Current Report on Form 8-K to report under Item 5 (Other Events) that the Company had entered into an Agreement and Plan of Merger with USFreightways Corporation and one of its affiliates. On February 8, 2000, the Company and USFreightways announced that the Merger had been terminated by mutual agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TRANSPORT CORPORATION OF AMERICA, INC.

Date:     May 11, 2000                  /s/ Robert J. Meyers
      --------------------        ----------------------------------------------
                                  Robert J. Meyers
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

                                        /s/ Keith R. Klein
                                  ----------------------------------------------
                                  Keith R. Klein
                                  Chief Financial Officer
                                  (Principal Financial Officer)