Form 10-Q/A
period 2000-03-31
TRANSPORT CORPORATION OF AMERICA INC
filed 2000-05-19
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

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

                         COMMISSION FILE NUMBER 0-24908


                     TRANSPORT CORPORATION OF AMERICA, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


                    MINNESOTA                             41-1386925
                    ---------                             -----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES __X__ NO

         As of May 10, 2000, the Company had outstanding 8,318,546 shares of Common Stock, $.01 par value.





      THIS AMENDMENT TO FORM 10-Q IS FILED TO CORRECT THE NUMBER OF SHARES
                               ON THE COVER PAGE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRANSPORT CORPORATION OF AMERICA, INC.

Date:        May 19, 2000                    /s/ Robert J. Meyers
         -------------------------    ---------------------------
                                      Robert J. Meyers
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                             /s/ Keith R. Klein
                                      ---------------------------
                                      Keith R. Klein
                                      Chief Financial Officer
                                      (Principal Financial Officer)