Form 10-Q
period 2000-06-30
TRANSPORT CORPORATION OF AMERICA INC
filed 2000-08-14
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24908


                     TRANSPORT CORPORATION OF AMERICA, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


                     MINNESOTA                        41-1386925
           ------------------------------         ------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES _X_ NO ___

As of August 4, 2000, the Company had outstanding 8,331,083 shares of Common Stock, $.01 par value.



                      This Form 10-Q consists of 13 pages.

                     TRANSPORT CORPORATION OF AMERICA, INC.
                          Quarterly Report on Form 10-Q

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements and Notes

            Consolidated Balance Sheets as of
            June 30, 2000 and December 31, 1999..........................Page  3

            Consolidated Statements of Earnings for the three
            and six months ended June 30, 2000 and 1999..................Page  4

            Consolidated Statements of Cash Flows for the
            six months ended June 30, 2000 and 1999......................Page  5

            Notes to Consolidated Financial Statements...................Page  6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................Page  7

Item 3.     Quantitative and Qualitative Disclosure about Market
            Risk.........................................................Page 12


PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders..........Page 13

Item 6.     Exhibits and Reports on Form 8-K.............................Page 13

ITEM 1. FINANCIAL STATEMENTS

                     Transport Corporation of America, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                         June 30,       December 31,
                                                           2000             1999
                                                       ------------     ------------
ASSETS
Current assets:
     Cash and cash equivalents                         $        553     $        745
     Trade accounts receivable, net                          32,980           30,133
     Other receivables                                          937            1,522
     Operating supplies - inventory                           1,295            1,479
     Deferred income tax benefit                              4,483            4,035
     Prepaid expenses and tires                               3,735            1,924
                                                       ------------     ------------
Total current assets                                         43,983           39,838

Property and equipment:
     Land, buildings, and improvements                       21,521           21,469
     Revenue equipment                                      235,829          228,709
     Other equipment                                         19,499           15,122
                                                       ------------     ------------
       Total property and equipment                         276,849          265,300
       Less accumulated depreciation                        (70,901)         (59,479)
                                                       ------------     ------------
        Property and equipment, net                         205,948          205,821
Other assets, net                                            27,166           26,482
                                                       ------------     ------------

Total assets                                           $    277,097     $    272,141
                                                       ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt
        and capital lease obligations                  $     15,865     $     14,899
     Accounts payable                                         5,121            5,913
     Checks issued in excess of cash balances                 3,928            2,127
     Due to independent contractors                           2,937            2,908
     Accrued expenses                                        13,841           13,395
                                                       ------------     ------------
Total current liabilities                                    41,692           39,242

Long term debt and capital lease
   obligations, less current maturities                     105,373          106,106

Deferred income taxes                                        32,385           31,396

Common stock with non-detachable put, 1,155,000 and
  1,200,000 shares, respectively                             19,508           20,268

Stockholders' equity:
     Common stock                                                71               71
     Additional paid-in capital                              30,042           29,209
     Retained earnings                                       48,026           45,849
                                                       ------------     ------------
Total stockholders' equity                                   78,139           75,129
                                                       ------------     ------------

Total liabilities and stockholders' equity             $    277,097     $    272,141
                                                       ============     ============

                     Transport Corporation of America, Inc.
                       Consolidated Statements of Earnings
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                        Three months ended                Six months ended
                                                             June 30,                         June 30,
                                                  -----------------------------     -----------------------------
                                                      2000             1999             2000             1999
                                                  ------------     ------------     ------------     ------------
Operating revenues                                $     73,431     $     75,034     $    145,631     $    142,179

Operating expenses:
     Salaries, wages, and benefits                      21,346           20,681           42,068           39,416
     Fuel, maintenance, and other expenses               9,988            8,244           19,819           15,077
     Purchased transportation                           23,254           24,517           47,503           48,181
     Revenue equipment leases                               88              833              169            1,702
     Depreciation and amortization                       7,313            6,284           14,499           12,017
     Insurance, claims and damage                        2,397            1,956            4,419            3,873
     Taxes and licenses                                  1,260            1,300            2,544            2,600
     Communications                                        937              847            1,823            1,586
     Other general and administrative expenses           2,455            2,156            5,238            4,486
     Loss (gain) on sale of equipment                      182             (186)            (327)            (140)
                                                  ------------     ------------     ------------     ------------
Total operating expenses                                69,220           66,632          137,755          128,798
                                                  ------------     ------------     ------------     ------------

Operating income                                         4,211            8,402            7,876           13,381

Interest expense                                         2,240            1,917            4,410            3,498
Interest income                                            (99)             (15)            (102)             (27)
                                                  ------------     ------------     ------------     ------------
Interest expense, net                                    2,141            1,902            4,308            3,471
                                                  ------------     ------------     ------------     ------------

Earnings before income taxes                             2,070            6,500            3,568            9,910

Provision for income taxes                                 807            2,541            1,391            3,872
                                                  ------------     ------------     ------------     ------------

Net earnings                                      $      1,263     $      3,959     $      2,177     $      6,038
                                                  ============     ============     ============     ============

Net earnings per share:
     Basic                                        $       0.15     $       0.49     $       0.26     $       0.75
                                                  ============     ============     ============     ============
     Diluted                                      $       0.12     $       0.46     $       0.22     $       0.71
                                                  ============     ============     ============     ============


Average common shares outstanding:
     Basic                                           8,323,991        8,114,121        8,321,253        8,005,530
     Diluted                                        10,356,660        8,635,082        9,725,636        8,504,554

                     Transport Corporation of America, Inc.
                      Consolidated Statements of Cash Flows
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                           Six months ended
                                                                               June 30,
                                                                      -------------------------
                                                                         2000           1999
                                                                      ----------     ----------
Operating activities:
     Net earnings                                                     $    2,177     $    6,038
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization                                   14,499         12,017
          Gain on sale of equipment                                         (327)          (140)
          Deferred income taxes                                            1,347          2,936
          Changes in operating assets and liabilities:
            Trade receivable                                              (2,847)        (2,940)
            Other receivable                                                 585           (428)
            Operating supplies                                               184            (85)
            Prepaid expenses and tires                                    (1,811)        (1,510)
            Accounts payable                                                (791)        (2,689)
            Due to independent contractors                                    29          1,165
            Accrued expenses                                                 445          1,519
                                                                      ----------     ----------
          Net cash provided by operating activities                       13,490         15,883
                                                                      ----------     ----------
Investing activities:
     Payments for purchases of revenue equipment                          (7,549)       (30,176)
     Payments for purchases of property and other equipment               (4,682)        (4,313)
     Increase in other assets                                                  0           (252)
     Acquisition of business, net of cash acquired                             0         (2,179)
     Proceeds from sales of equipment                                      5,028          9,871
                                                                      ----------     ----------
          Net cash used in investing activities                           (7,203)       (27,049)
                                                                      ----------     ----------
Financing activities:
     Proceeds from issuance of common stock,
        and exercise of options and warrants                                  73            173
     Proceeds from issuance of long-term debt                                  0            165
     Principal payments on long-term debt                                 (7,853)       (14,101)
     Proceeds from issuance of notes payable to bank                      65,170         83,850
     Principal payments on notes payable to bank                         (65,670)       (58,550)
     Change in net checks issued in excess of cash balances                1,801            757
                                                                      ----------     ----------
          Net cash (used in) provided by financing activities             (6,479)        12,294
                                                                      ----------     ----------

Net increase (decrease) in cash                                             (192)         1,128
Cash and cash equivalents, beginning of period                               745            448
                                                                      ----------     ----------
Cash and cash equivalents, end of period                              $      553     $    1,576
                                                                      ==========     ==========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Interest (net of amount capitalized)                           $    4,354     $    3,415
       Income taxes, net                                                     448            617

     Non-cash investing and financing transactions:
       Capital lease obligations incurred in 2000 for $8.6 million of new revenue equipment
       Transfer to common stock of 45,000 shares of common stock with the non-detachable put valued at $16.89

                     TRANSPORT CORPORATION OF AMERICA, INC.

                   Notes to Consolidated Financial Statements


1.        Interim Consolidated Financial Statements (unaudited)

               The unaudited interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the interim periods. They have been prepared in accordance with the instructions to Form 10-Q,
          Article 10 of Regulation S-X and, accordingly, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

               The Company's business is seasonal. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


2.        Commitments

               As of June 30, 2000 the Company had commitments for the purchase of approximately $200,000 of non-revenue equipment.

               In April 1999, the Company entered into a five year lease for the construction of a new $13.0 million headquarters facility in Eagan, MN. Construction has been completed and monthly payments of approximately $90,000 will commence in the third quarter of 2000.

3.        Common Stock with Non-detachable Put

               In January 2000, 45,000 shares of common stock with a non-detachable put valued at $16.89 per share were transferred, thereby eliminating the put right.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Three Months Ended June 30, 2000 and 1999

               Operating revenues were $73.4 million for the quarter ended June 30, 2000, compared to $ 75.0 million for the quarter ended June 30, 1999. Revenue increases attributable to the acquisition of Robert Hansen Trucking in May 1999 and fuel surcharges were offset by soft freight demand among the Company's customers. Reflecting shifts in customer freight mix and a higher percentage of empty miles driven, revenues per mile, excluding fuel surcharges, were $1.26 per mile in the second quarter of 2000, compared to $1.28 per mile for the same period of 1999. Equipment utilization, as measured by average revenues per tractor per week, including fuel surcharges, was $2,748 during the second quarter of 2000, compared to $2,831 for the second quarter of 1999, reflecting lower equipment utilization in the second quarter of 2000, compared to the year ago period.

               During the second quarter of 2000, a greater proportion of miles was driven by company drivers versus independent contractors than in the year ago quarter. Accordingly, several expense categories increased as a percentage of revenue in the second quarter of 2000, when compared to the same quarter of 1999. At June 30, 2000, there were 1,288 tractors assigned to company drivers and 739 tractors owned by independent contractors, compared to 1,338 tractors assigned to company drivers and 845 tractors owned by independent contractors at June 30, 1999. Efficiency, as measured by average annualized revenues per non-driver employee, was $557,300 for the second quarter of 2000, compared to $603,700 for the same period of 1999.

               Salaries, wages, and benefits as a percentage of operating revenues were 29.1% in the second quarter of 2000, compared to 27.6% for the same period of 1999. The increase is primarily a reflection of a higher proportion of company drivers in the second quarter of 2000, compared to the same period of 1999, partially offset by favorable benefits experience in 2000.

               Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 13.6 % in the second quarter of 2000, compared to 11.0% in the second quarter of 1999. The increase in 2000 over the year ago period reflects the higher proportion of miles driven by company drivers and significantly higher fuel prices in 2000. The Company estimates that significantly higher fuel costs in the second quarter of 2000, partially offset by fuel surcharge revenues, reduced pre-tax income by approximately $0.2 million, when compared to the second quarter of 1999.

               Purchased transportation as a percentage of operating revenues decreased to 31.7% in the second quarter of 2000, compared to 32.7% for the 1999 period, reflecting the lower proportion of miles driven by independent contractors in the second quarter of 2000 than in the year ago period.

               Revenue equipment leases decreased as a percentage of operating revenues to 0.1% in the second quarter of 2000 from 1.1% for the same period of 1999 as a result of a decrease in the use of operating leases in 2000.

               Depreciation and amortization increased to 10.0% of operating revenues for the second quarter of 2000, compared to 8.4% for the second quarter of 1999, primarily due to a greater proportion of company-owned equipment in 2000.

               Insurance, claims and damage expense as a percentage of operating revenues was 3.3% in the second quarter of 2000, compared to 2.6% in the second quarter of 1999. The increase is primarily a result of higher accident and claims experience in the second quarter of 2000, compared to the year ago period.

               Other general and administrative expenses as a percentage of operating revenues were 3.3% in the second quarter of 2000, compared to 2.9% in the second quarter of 1999. The increase is primarily a result of higher driver hiring and training expenses in the second quarter of 2000 than for the year ago period.

               Net interest expense increased as a percentage of operating revenues to 2.9% for the second quarter 2000 from 2.5% for the second quarter 1999 as a result of higher interest rates and average debt balances in the second quarter of 2000, compared to the year ago period.

               Loss on the disposition of revenue equipment was $182,000 in the second quarter of 2000, compared to a gain of $186,000 in the second quarter of 1999, reflecting lower net proceeds versus the Company's book value of revenue equipment disposed in the second quarter of 2000, when compared to the year ago period.

               The effective tax rate for the second quarters of 2000 and 1999 was 39.0% and 39.1%, respectively.

               As a result of the items discussed above, the Company's operating ratio (operating expenses as a percentage of operating revenues) was 94.3% during the second quarter of 2000, compared to 88.8% for the year ago quarter. Net earnings were $1.3 million, or 1.7% of operating revenues, for the quarter ended June 30, 2000, compared to $4.0 million, or 5.3% of operating revenues, for the quarter ended June 30, 1999.

          Six Months Ended June 30, 2000 and 1999

               Operating revenues increased 2.4% to $145.6 million for the six months ended June 30, 2000 from $142.2 million for the first six months of 1999. Revenue increases attributable to the acquisition of Robert Hansen Trucking, Inc. in May 1999 and fuel surcharges were partially offset by soft freight demand among the Company's customers, particularly in the second quarter of 2000. Revenue per mile, excluding fuel surcharges, was $1.26 in the first six months of 2000 compared to $1.28 for the same period of 1999. The change in revenue per mile reflects shifts in the Company's freight mix. Equipment utilization, as measured by average revenue per tractor per week, including fuel surcharges, was $2,679 during the first six months of 2000, compared to $2,726 for the same period of 1999. The decline reflects lower equipment utilization in the first six months of 2000, compared to the year ago period.

               As a result of changes in the relative proportion of company drivers versus independent contractors during the first six months of 2000, compared to the year ago period, a higher percentage of miles were driven by company drivers in 2000. Accordingly, several expenses as a percentage of revenues shifted among categories in the first six months of 2000, when compared to the first six months of 1999. Efficiency, as measured by average annualized revenues per non-driver employee, was $551,500 for the first six months of 2000 compared to $583,900 for the same period of 1999.

               Salaries, wages, and benefits, as a percentage of operating revenues, were 28.9% in the first six months of 2000, compared to 27.7% for the same period of 1999. The increase in 2000 primarily reflects higher driver wages due to an increase in the proportion of miles driven by employee drivers when compared to the year ago period.

               Fuel, maintenance, and other expenses increased as a percentage of operating revenues to 13.6% in the first six months of 2000 from 10.6% for the same period of 1999. The increase in the 2000 period primarily reflects the higher proportion of miles driven by company drivers and significantly higher fuel prices. The Company estimates that significantly higher fuel costs in the first six months of 2000, partially offset by fuel surcharge revenues, reduced pre-tax income by approximately $1.2 million, when compared to the year ago period.

               Purchased transportation decreased as a percentage of operating revenues to 32.6% in the first six months of 2000 from 33.9% for the same period of 1999, reflecting the lower proportion of miles driven in the first six months of 2000 by independent contractors versus company drivers, compared to the year ago period.

               Revenue equipment leases decreased as a percentage of operating revenues to 0.1% in the first six months of 2000 from 1.2% for the same period of 1999, primarily as a result of a decrease in the use of leases.

               Depreciation and amortization increased as a percentage of operating revenues to 10.0% in the first six months of 2000, compared to 8.5% for the same period of 1999, primarily reflecting the greater proportion of company-owned equipment in the first six months of 2000.

               Insurance, claims and damage expense as a percentage of operating revenues was 3.0% in the first six months of 2000, compared to 2.7% in the same period of 1999, primarily a reflection of higher accident and claims experience in the first six months of 2000, compared to the year ago period.

               Other general and administrative expenses as a percentage of operating revenues were 3.6% in the first six months of 2000, compared to 3.2% for the same period of 1999. The increase in the first six months of 2000 is primarily a result of one-time expenses associated with the terminated merger in early 2000 and higher driver hiring and training expenses than for the year ago period.

               Net interest expense in the first six months of 2000 was 2.9% of operating revenues, compared to 2.5% for the same period of 1999, primarily a reflection of the higher average outstanding debt and interest rates during the first six months of 2000 when compared to 1999, and additional debt associated with the acquisition of Robert Hansen Trucking, Inc. in May 1999.

               The effective tax rates for the first six months of 2000 and 1999 were 39.0% and 39.1%, respectively.

               As a result of the items discussed above, the Company's operating ratio (operating expenses as a percentage of operating revenues) was 94.6% during the first six months of 2000, compared to 90.6% for the year ago period. Net earnings were $2.2 million, or 1.5% of operating revenues, for the first six months of 2000, compared to $6.0 million, or 4.2% of operating revenues, for the six months ended June 30, 1999.

          LIQUIDITY AND CAPITAL RESOURCES

               Net cash provided by operating activities was $13.5 million in the first six months of 2000. Working capital as of June 30, 2000 was $2.3 million, compared to $0.6 million as of December 31, 1999.

               Investing activities in the first six months of 2000 consumed net cash of $7.2 million, primarily for the purchase of 40 new tractors, 94 new trailers, and other equipment and improvements, less proceeds from the disposition of used equipment. The Company also entered into capital leases during the first six months of 2000 for 40 new tractors and 250 new trailers having an aggregate value of $8.6 million. As of June 30, 2000, the Company had commitments for the purchase of approximately $200,000 of non-revenue equipment. Payments associated with the Company's new leased $13.0 million headquarters facility will commence starting in the third quarter 2000.

               Net cash consumed by financing activities was $6.5 million in the first six months of 2000, including $0.5 million representing net repayments to the Company's credit facility and $7.9 million for repayment of long-term debt.

               The Company has a credit agreement with seven major banks for an unsecured credit facility with maximum combined borrowings and letters of credit of $100 million. Amounts actually available under the credit facility may be limited by the Company's accounts receivable and unencumbered revenue equipment. The credit facility, which expires in March 2002, is used to meet working capital needs, purchase revenue equipment and other assets, satisfy letter of credit requirements associated with the Company's self-insured retention arrangements, and for acquisitions. At June 30, 2000, there were outstanding borrowings of $89.5 million and letters of credit outstanding totaling $0.5 million under this credit facility, in addition to $2.6 million of other outstanding letters of credit. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations and the credit facility.

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

          FORWARD-LOOKING STATEMENTS

          Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's Annual Report, elsewhere in this Report, in future filings by the Company with the SEC, in the Company's press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts, are forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The following important factors, among other things, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the highly competitive conditions that currently exist in the Company's market and the Company's ability to compete, (2) the Company's ability to recruit, train, and retain qualified drivers, (3) increases in fuel prices, and the Company's ability to recover these costs from its customers, (4) changes in governmental regulations applicable to the Company's operations, (5) adverse weather conditions, (6) accidents, (7) the market for used revenue equipment, and (8) downturns in general economic conditions affecting the Company and its customers. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise or update any previously made forward-looking statements. Unanticipated events are likely to occur.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

               The Company is exposed to certain market risks with its $100 million credit agreement, of which $89.5 million was outstanding at June 30, 2000. The agreement bears interest at a variable rate, which was 7.7% at June 30, 2000. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase. Although the Company does not currently employ derivatives or similar instruments to hedge against increases in fuel prices, fuel surcharge provisions enable the Company to reduce the effects of price increases. The Company has approximately 1.2 million shares of common stock with a non-detachable Put option. The Put gives the shareholder the right to sell some or all of the 1,155,000 shares of the Company's common stock back to the Company at $16.89 per share, payable in cash, during a 60-day period commencing June 30, 2001.

PART II  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders:

               On May 17, 2000 the Company held its Annual Meeting of Shareholders. At the meeting, the following persons were elected to the Company's Board of Directors:

                                              Votes For     Votes Withheld
                                              ---------     --------------
              William D. Slattery             6,889,994         33,473
              Robert J. Meyers                6,888,874         34,593
              Anton J. Christianson           6,895,092         28,375
              Michael J. Paxton               6,895,092         28,375
              Kenneth J. Roering              6,890,892         32,575

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits:

               Exhibit
               Number       Description

               11.1  Statement re: Computation of Net Earnings per Share

               27    Financial Data Schedule

          (b)  Reports on Form 8-K
               No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRANSPORT CORPORATION OF AMERICA, INC.

Date:  August 11, 2000                      /s/ Robert J. Meyers
       -------------------             -----------------------------------------
                                       Robert J. Meyers
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

                                            /s/ Keith R. Klein
                                       -----------------------------------------
                                       Keith R. Klein
                                       Chief Financial Officer
                                       (Principal Financial Officer)