Form 10-Q
period 2000-09-30
TRANSPORT CORPORATION OF AMERICA INC
filed 2000-11-13
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                             1715 YANKEE DOODLE ROAD
                             EAGAN, MINNESOTA 55121
              (Address of principal executive offices and zip code)

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

As of November 7, 2000, the Company had outstanding 8,331,083 shares of Common Stock, $.01 par value.



                      This Form 10-Q consists of 13 pages.

                     TRANSPORT CORPORATION OF AMERICA, INC.
                          Quarterly Report on Form 10-Q

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION


Item 1.      Financial Statements and Notes

             Consolidated Balance Sheets as of
             September 30, 2000 and December 31, 1999....................Page  3

             Consolidated Statements of Earnings for the three
             and nine months ended September 30, 2000 and 1999...........Page  4

             Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2000 and 1999...............Page  5

             Notes to Consolidated Financial Statements..................Page  6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................Page  7

Item 3.      Quantitative and Qualitative Disclosure about Market
             Risk........................................................Page 12


PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K............................Page 13

ITEM 1. FINANCIAL STATEMENTS

                     Transport Corporation of America, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                       September 30,    December 31,
                                                           2000            1999
                                                       ------------     ------------
ASSETS
Current assets:
     Cash and cash equivalents                         $        352     $        745
     Trade accounts receivable, net                          34,648           30,133
     Other receivables                                          757            1,522
     Operating supplies - inventory                           1,279            1,479
     Deferred income tax benefit                              4,355            4,035
     Prepaid expenses and tires                               2,685            1,924
                                                       ------------     ------------
Total current assets                                         44,076           39,838

Property and equipment:
     Land, buildings, and improvements                       21,591           21,469
     Revenue equipment                                      233,423          228,709
     Other equipment                                         21,727           15,122
                                                       ------------     ------------
       Total property and equipment                         276,741          265,300
       Less accumulated depreciation                        (77,585)         (59,479)
                                                       ------------     ------------
         Property and equipment, net                        199,156          205,821
Other assets, net                                            27,028           26,482
                                                       ------------     ------------

Total assets                                           $    270,260     $    272,141
                                                       ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt
        and capital lease obligations                  $     15,439     $     14,899
     Accounts payable                                         5,905            5,913
     Checks issued in excess of cash balances                 6,026            2,127
     Due to independent contractors                           3,452            2,908
     Accrued expenses                                        13,037           13,395
                                                       ------------     ------------
Total current liabilities                                    43,859           39,242

Long term debt and capital lease
   obligations, less current maturities                      93,157          106,106

Deferred income taxes                                        33,909           31,396

Common stock with non-detachable put, 1,155,000 and
  1,200,000 shares, respectively                             19,508           20,268

Stockholders' equity:
     Common stock                                                71               71
     Additional paid-in capital                              30,083           29,209
     Retained earnings                                       49,673           45,849
                                                       ------------     ------------
Total stockholders' equity                                   79,827           75,129
                                                       ------------     ------------

Total liabilities and stockholders' equity             $    270,260     $    272,141
                                                       ============     ============

                     Transport Corporation of America, Inc.
                       Consolidated Statements of Earnings
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                      Three months ended                 Nine months ended
                                                         September 30,                     September 30,
                                                 -----------------------------     -----------------------------
                                                     2000             1999             2000             1999
                                                 ------------     ------------     ------------     ------------
Operating revenues                               $     73,549     $     70,722     $    219,180     $    212,901

Operating expenses:
    Salaries, wages, and benefits                      20,929           19,667           62,997           59,083
    Fuel, maintenance, and other expenses              10,210            7,778           30,029           22,855
    Purchased transportation                           23,438           24,459           70,941           72,640
    Revenue equipment leases                               42              497              211            2,199
    Depreciation and amortization                       7,353            6,690           21,852           18,707
    Insurance, claims and damage                        1,739            1,477            6,158            5,350
    Taxes and licenses                                  1,271            1,344            3,815            3,944
    Communications                                        777              838            2,600            2,424
    Other general and administrative expenses           2,641            2,001            7,879            6,487
    Loss (gain) on sale of equipment                       66             (395)            (261)            (535)
                                                 ------------     ------------     ------------     ------------
Total operating expenses                               68,466           64,356          206,221          193,154
                                                 ------------     ------------     ------------     ------------

Operating income                                        5,083            6,366           12,959           19,747

Interest expense                                        2,388            2,040            6,798            5,538
Interest income                                            (5)              (8)            (107)             (35)
                                                 ------------     ------------     ------------     ------------
Interest expense, net                                   2,383            2,032            6,691            5,503
                                                 ------------     ------------     ------------     ------------

Earnings before income taxes                            2,700            4,334            6,268           14,244

Provision for income taxes                              1,053            1,690            2,444            5,562
                                                 ------------     ------------     ------------     ------------

Net earnings                                     $      1,647     $      2,644     $      3,824     $      8,682
                                                 ============     ============     ============     ============

Net earnings per share:
    Basic                                        $       0.20     $       0.32     $       0.46     $       1.07
                                                 ============     ============     ============     ============
    Diluted                                      $       0.17     $       0.31     $       0.39     $       1.02
                                                 ============     ============     ============     ============

Average common shares outstanding:
    Basic                                           8,330,780        8,244,409        8,324,452        8,085,156
    Diluted                                         9,881,214        8,501,913        9,777,874        8,503,673

                     Transport Corporation of America, Inc.
                      Consolidated Statements of Cash Flows
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                         Nine months ended
                                                                           September 30,
                                                                   -----------------------------
                                                                       2000             1999
                                                                   ------------     ------------
Operating activities:
     Net earnings                                                  $      3,824     $      8,682
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization                                  21,852           18,707
          Gain on sale of equipment                                        (261)            (535)
          Deferred income taxes                                           2,999            5,563
          Changes in operating assets and liabilities:
            Trade receivable                                             (4,515)          (4,384)
            Other receivable                                                765           (1,010)
            Operating supplies                                              200             (197)
            Prepaid expenses and tires                                     (761)            (959)
            Accounts payable                                                 (7)          (1,811)
            Due to independent contractors                                  544              823
            Accrued expenses                                               (359)             269
                                                                   ------------     ------------
          Net cash provided by operating activities                      24,281           25,148
                                                                   ------------     ------------
Investing activities:
     Payments for purchases of revenue equipment                         (8,057)         (53,333)
     Payments for purchases of property and other equipment              (7,073)          (6,213)
     Increase in other assets                                                 0             (346)
     Acquisition of business, net of cash acquired                            0           (2,611)
     Proceeds from sales of equipment                                     7,438           17,943
                                                                   ------------     ------------
          Net cash used in investing activities                          (7,692)         (44,560)
                                                                   ------------     ------------
Financing activities:
     Proceeds from issuance of common stock,
        and exercise of options and warrants                                114              988
     Proceeds from issuance of long-term debt                                 0              165
     Principal payments on long-term debt                               (12,145)         (18,043)
     Proceeds from issuance of notes payable to bank                     90,620          114,866
     Principal payments on notes payable to bank                        (99,470)         (81,866)
     Change in net checks issued in excess of cash balances               3,899            4,022
                                                                   ------------     ------------
          Net cash (used in) provided by financing activities           (16,982)          20,132
                                                                   ------------     ------------

Net increase (decrease) in cash                                            (393)             720
Cash and cash equivalents, beginning of period                              745              448
                                                                   ------------     ------------
Cash and cash equivalents, end of period                           $        352     $      1,168
                                                                   ============     ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest (net of amount capitalized                           $      6,466     $      5,439
     Income taxes, net                                                      471              634

  Non-cash investing and financing transactions:
     Capital lease obligations incurred in 2000 for $8.6 million of new revenue equipment.
     Transfer in 2000 to common stock of 45,000 shares of common stock with the non-detachable put valued at $16.89.

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

                  The Company's business is seasonal. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.          Commitments

                  As of September 30, 2000 the Company had commitments for the purchase of approximately $300,000 of non-revenue equipment.

                  In April 1999, the Company entered into a five year lease for the construction of a new $13.0 million headquarters facility in Eagan, MN. Construction has been completed and monthly payments of approximately $95,000 commenced in the third quarter of 2000.

3.          Common Stock with Non-detachable Put

                  In January 2000, 45,000 shares of common stock with a
            non-detachable put valued at $16.89 per share were transferred, thereby eliminating the put right associated with such shares. Put rights associated with 1,155,000 shares at $16.89 remain outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Three Months Ended September 30, 2000 and 1999

                  Operating revenues were $73.5 million for the quarter ended
            September 30, 2000, compared to $ 70.7 million for the quarter ended September 30, 1999. Revenue increases in 2000 were primarily attributable to fuel surcharges, partially offset by an unplanned shutdown for several weeks by a major customer. Furthermore, third quarter 1999 revenues were abnormally low due to computer database problems. Reflecting shifts in customer freight mix and a lower percentage of empty miles driven, revenues per mile, excluding fuel surcharges, were $1.27 per mile in the third quarter of 2000, compared to $1.25 per mile for the same period of 1999. Equipment utilization, as measured by average revenues per tractor per week, including fuel surcharges, was $2,838 during the third quarter of 2000, compared to $2,584 for the third quarter of 1999. This increase was attributable to higher equipment utilization and added fuel surcharge revenues in the third quarter of 2000.

                  During the third quarter of 2000, a greater proportion of
            miles were driven by company drivers versus independent contractors than in the year- ago quarter. Accordingly, several expenses as a percentage of revenue shifted among categories in the third quarter of 2000, when compared to the same quarter of 1999. At September 30, 2000, there were 1,287 tractors assigned to company drivers and 746 tractors owned by independent contractors, compared to 1,246 and 825 tractors, respectively, at September 30, 1999. Efficiency, as measured by average annualized revenues per non-driver employee, was $559,000 for the third quarter of 2000, compared to $536,800 for the same period of 1999.

                  Salaries, wages, and benefits as a percentage of operating revenues were 28.4% in the third quarter of 2000, compared to 27.8% for the same period of 1999. The increase is primarily a reflection of a higher proportion of company drivers in the third quarter of 2000, compared to the same period of 1999, partially offset by favorable benefits experience in 2000.

                  Fuel, maintenance, and other expenses, as a percentage of
            operating revenues, were 13.9 % in the third quarter of 2000, compared to 11.0% in the third quarter of 1999. The increase in 2000 over the year-ago period reflects significantly higher fuel prices in 2000 and the higher proportion of miles driven by company drivers. The Company's fuel surcharge revenue program recovered most of the effect of significantly higher fuel costs in the third quarter of 2000, when compared to the third quarter of 1999.

                  Purchased transportation as a percentage of operating revenues decreased to 31.9% in the third quarter of 2000, compared to 34.6% for the 1999 period. The decrease reflects the lower proportion of miles driven by independent contractors in the third quarter of 2000 than in the year-ago period, partially offset by increased pass-through in 2000 of fuel surcharge revenues to independent contractors.

                  Revenue equipment leases decreased as a percentage of
            operating revenues to 0.1% in the third quarter of 2000 from 0.7% for the same period of 1999 as a result of a decrease in the use of operating leases.

                  Depreciation and amortization increased to 10.0% of operating revenues for the third quarter of 2000, compared to 9.5% for the third quarter of 1999, primarily due to a greater proportion of company-owned equipment in 2000.

                  Insurance, claims and damage expense as a percentage of
            operating revenues was 2.4% in the third quarter of 2000, compared to 2.1% in the third quarter of 1999. The increase is primarily a result of favorable accident and claims experience in the year-ago period.

                  Other general and administrative expenses as a percentage of operating revenues were 3.6% in the third quarter of 2000, compared to 2.8% in the third quarter of 1999. The increase is primarily a result of higher driver hiring and training expenses and incremental headquarters facility rental expense in the third quarter of 2000, when compared to the year-ago period.

                  Net interest expense increased as a percentage of operating revenues to 3.2% for the third quarter 2000 from 2.9% for the third quarter 1999 primarily as a result of higher interest rates in third quarter of 2000, compared to the year-ago period.

                  Loss on the disposition of revenue equipment was $66,000 in the third quarter of 2000, compared to a gain of $395,000 in the third quarter of 1999, reflecting lower net proceeds versus the Company's book value of revenue equipment disposed in the third quarter of 2000, when compared to the year-ago period.

                  The effective tax rates for the third quarters of both 2000 and 1999 were 39.0%.

                  As a result of the items discussed above, the Company's
            operating ratio (operating expenses as a percentage of operating revenues) was 93.1% during the third quarter of 2000, compared to 91.0% for the year-ago quarter. Net earnings were $1.6 million, or 2.2% of operating revenues, for the quarter ended September 30, 2000, compared to $2.6 million, or 3.7% of operating revenues, for the quarter ended September 30, 1999.

            Nine Months Ended September 30, 2000 and 1999

                  Operating revenues were $219.2 million for the nine months ended September 30, 2000, compared to $212.9 million for the first nine months of 1999. Revenue increases were primarily attributable to fuel surcharges and the acquisition of Robert Hansen Trucking, Inc. in May 1999. Revenue per mile, excluding fuel surcharges, was $1.26 in the first nine months of 2000, compared to $1.27 for the same period of 1999. The change in revenue per mile reflects shifts in the Company's freight mix. Equipment utilization, as measured by average revenue per tractor per week, including fuel surcharges, was $2,731 during the first nine months of 2000, compared to $2,677 for the same period of 1999.

                  As a result of changes in the relative proportion of company drivers versus independent contractors during the first nine months of 2000 compared to the year-ago period, a higher percentage of miles were driven by company drivers in 2000. Accordingly, several expenses as a percentage of revenues shifted among categories in the first nine months of 2000 when compared to the same period of 1999. Efficiency, as measured by average annualized revenues per non-driver employee, was $554,000 for the first nine months of 2000 compared to $567,400 for the same period of 1999.

                  Salaries, wages, and benefits, as a percentage of operating revenues, were 28.7% in the first nine months of 2000, compared to 27.8% for the same period of 1999. The increase in 2000 primarily reflects higher driver wages due to an increase in the proportion of miles driven by employee drivers when compared to the year-ago period.

                  Fuel, maintenance, and other expenses increased as a
            percentage of operating revenues to 13.7% in the first nine months of 2000 from 10.7% for the same period of 1999. The increase primarily reflects significantly higher fuel prices in the current year and the higher proportion of miles driven by company drivers. The Company estimates that significantly higher fuel costs in the first nine months of 2000, partially offset by fuel surcharge revenues, reduced pre-tax income by approximately $1.1 million, when compared to the year-ago period.

                  Purchased transportation decreased as a percentage of
            operating revenues to 32.4% in the first nine months of 2000 from 34.1% for the same period of 1999. The decrease reflects the lower proportion of miles driven by independent contractors in the first nine months of 2000 than in the year-ago period, partially offset by increased pass-through in 2000 of fuel surcharge revenues to independent contractors.

                  Revenue equipment leases decreased as a percentage of
            operating revenues to 0.1% in the first nine months of 2000 from 1.0% for the same period of 1999, primarily as a result of a decrease in the use of operating leases.

                  Depreciation and amortization increased as a percentage of operating revenues to 10.0% in the first nine months of 2000, compared to 8.8% for the same period of 1999, primarily reflecting the greater proportion of company-owned equipment in the first nine months of 2000.

                  Insurance, claims and damage expense as a percentage of
            operating revenues was 2.8% in the first nine months of 2000, compared to 2.5% in the same period of 1999. The increase is primarily a result of favorable accident and claims experience in the year-ago period.

                  Other general and administrative expenses as a percentage of operating revenues were 3.6% in the first nine months of 2000, compared to 3.0% for the same period of 1999. The increase in the first nine months of 2000 is primarily a result of one-time expenses associated with the terminated merger in early 2000, higher driver hiring and training expenses, and incremental headquarters facility expenses, than for the year-ago period.

                  Net interest expense in the first nine months of 2000 was 3.0%
            of operating revenues, compared to 2.6% for the same period of 1999. The increase is primarily a reflection of higher average interest rates and outstanding debt during the first nine months of 2000, when compared to 1999.

                  The effective tax rates for the nine-month periods of both
            2000 and 1999 were 39.0%.

                  As a result of the items discussed above, the Company's
            operating ratio (operating expenses as a percentage of operating revenues) was 94.1% during the first nine months of 2000, compared to 90.7% for the year-ago period. Net earnings were $3.8 million, or 1.7% of operating revenues, for the first nine months of 2000, compared to $8.7 million, or 4.1% of operating revenues, for the nine months ended September 30, 1999.

            LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities was $24.3 million in the first nine months of 2000. Working capital as of September 30, 2000 was $0.2 million, compared to $0.6 million as of December 31, 1999.

                  Investing activities in the first nine months of 2000 consumed net cash of $7.7 million, primarily for the purchase of 40 new tractors, 94 new trailers, and other equipment and improvements, less proceeds from the disposition of used equipment. The Company also entered into capital leases during the first nine months of 2000 for 40 new tractors and 250 new trailers having an aggregate value of $8.6 million. As of September 30, 2000, the Company had commitments for the purchase of approximately $300,000 of non-revenue equipment. Payments associated with the Company's new leased $13.0 million headquarters facility commenced in the third quarter of 2000.

                  Net cash consumed by financing activities was $17.0 million in the first nine months of 2000, including $8.9 million representing net repayments to the Company's credit facility and $12.1 million for repayment of long-term debt.

                  The Company has a credit agreement with seven major banks for an unsecured credit facility with maximum combined borrowings and letters of credit of $100 million. Amounts actually available under the credit facility may be limited by the Company's accounts receivable and unencumbered revenue equipment. The credit facility, which expires in March 2002, is used to meet working capital needs, purchase revenue equipment and other assets, satisfy letter of credit requirements associated with the Company's self-insured retention arrangements, and for acquisitions. At September 30, 2000, there were outstanding borrowings of $81.2 million and letters of credit outstanding totaling $0.7 million under this credit facility, in addition to $1.0 million of other outstanding letters of credit. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations and the credit facility.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

                  The Company is exposed to certain market risks with its $100 million credit agreement, of which $81.2 million was outstanding at September 30, 2000. The agreement bears interest at a variable rate, which was 8.4% at September 30, 2000. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase. Although the Company does not currently employ derivatives or similar instruments to hedge against increases in fuel prices, fuel surcharge provisions enable the Company to reduce the effects of price increases. The Company has 1,155,000 million shares of common stock with a non-detachable Put option. The Put gives the shareholder the right to sell some or all of the 1,155,000 shares of the Company's common stock back to the Company at $16.89 per share, payable in cash, during a 60-day period commencing June 30, 2001.

PART II  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K:

            (a)   Exhibits:

            Exhibit
            Number       Description
            ------       -----------

            11.1  Statement re: Computation of Net Earnings per Share
            27    Financial Data Schedule

            (b)   Reports on Form 8-K
                  No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRANSPORT CORPORATION OF AMERICA, INC.

Date:  November 8, 2000                     /s/ Robert J. Meyers
      ---------------------            -----------------------------------------
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