Form 10-K
period 2000-12-31
TRANSPORT CORPORATION OF AMERICA INC
filed 2001-04-02
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                          FORM 10-K
    |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

The aggregate market value of shares held by non-affiliates of the Registrant as of March 23, 2001 (based on the closing sale price of the Common Stock on that date) was $37,004,612.

As of March 23, 2001, the Company had outstanding 7,189,477 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference: Part III, Items 10, 11, 12 and 13 incorporate by reference portions of Transport Corporation of America, Inc.'s Proxy Statement for the 2001 Annual Meeting of Stockholders.

This Form 10-K report consists of 51 pages (including exhibits: the index to exhibits is set forth on page 22).

                     TRANSPORT CORPORATION OF AMERICA, INC.


PART I

ITEM 1.      BUSINESS

OVERVIEW

         Transport Corporation of America, Inc. (the "Company" or "Transport America"), which began substantial operations in 1984, provides a wide range of truckload carriage and logistics services in various lengths of haul in the United States and parts of Canada. The Company has designed its business to provide high quality, customized logistics services that allow it to be a preferred partner or core carrier to major shippers. The Company serves as an integral part of the distribution system of many of its major customers, including 3M Company, Clorox Company, Federal Express, Ford Motor Company, General Mills, Hon Company, P.P.G. Industries, Polaris Industries, S.C. Johnson & Sons, and Sears, Roebuck & Co. The Company's customers require time-definite pick-up and delivery to support just-in-time inventory management, specialized equipment, such as temperature controlled trailers, trailers designed to support decking, multi-stop loading and unloading, and electronic data interchange services to automate the exchange of order and load data. The Company also provides transportation logistics services in which it arranges transportation for customers with other third-party transportation providers. To support these complex customer requirements and deliver logistics services cost effectively, Transport America has developed a sophisticated information management system which it believes makes it a technological leader in the industry.

         The Company carries out its business strategy by assigning an experienced marketing representative to each customer to tailor its logistics services, and by providing a wide range of transportation services, including line-haul, multi-stop capability, regional and local operations, van trailers with and without refrigeration or temperature control, time-definite pick-up and delivery, satellite monitored transit, load optimization services, and information technology services. As part of its mission to serve the logistics needs of its mostly Fortune 500 customers, Transport America provides dedicated transportation and logistic services.

         In July 1998, the Company acquired North Star Transport, Inc. ("North Star"), a private truckload carrier based in Eagan, Minnesota. The operations of North Star were integrated into those of the Company during the second half of 1998. The Company operated Transport International Express, Inc. ("TIE") from August 1997 through December 1998. Because TIE did not meet Company expectations, the Company sold the assets and operations of TIE, effective January 1, 1999. In May 1999, Transport America acquired Robert Hansen Trucking, Inc. ("RHT"), a private truckload carrier in Delavan, Wisconsin.

         In October 1999, the Company announced the formation of TA Logistics, Inc. ("TA Logistics"), a wholly owned subsidiary. TA Logistics provides services related to transportation procurement and logistics processes. Operations of TA Logistics commenced in the first quarter of 2000 and provided approximately $1.0 million of revenue during 2000.

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

CUSTOMER FOCUS AND SERVICES

         The Company has designed its business to be a core carrier or preferred partner to major shippers by providing high quality, tailored logistics service. The Company serves as an integral part of the distribution system of many of its major customers, including 3M Company, Clorox Company, Federal Express, Ford Motor Company, General Mills, Hon Company, P.P.G. Industries, Polaris Industries, S.C. Johnson & Sons, and Sears, Roebuck & Co. Among the Company's other major customers are Arctic Cat, Dupont, Golden Valley Foods, Osco Drug Distributors, Target Corporation, Toys-R-Us, and Walmart/Sams Club. The principal categories of freight hauled by the Company are department store merchandise, grocery, industrial, consumer, paper products, and expedited services.

         During 2000, the Company's largest 5, 10, and 25 customers accounted for approximately 43%, 61%, and 76%, respectively, of operating revenues. During 2000, Sears, Roebuck & Co. accounted for approximately 13% of the Company's operating revenues.

         MARKETING. The Company's marketing personnel seek to strengthen Transport America's position with existing customers and establish it with prospective customers by taking advantage of the trend among shippers toward just-in-time inventory management, private fleet conversions, outsourcing of transportation requirements, and utilization of core carriers. The Company employs a marketing force located throughout its primary business areas. Senior management is also actively involved in marketing, logistics planning, and customer relations, especially with large national customers.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.


important to the Company's customers who operate just-in-time manufacturing, distribution, and retail inventory systems.

HUMAN RESOURCES

         Transport America's human resources are an important element of its customer-focused business strategy. Employee drivers, independent contractors, and non-driver employees regularly interact with customers and are ultimately responsible for customer satisfaction. In order for the Company to grow and continue to be positioned as a quality carrier of choice for existing and new customers, the Company regularly evaluates changes to the driver's work environment that will improve driver satisfaction. The Company continues to emphasize competitive pay packages, quality at-home time, and "driver friendly" freight as principal means to attract and retain its driver workforce.

         INDEPENDENT CONTRACTORS. The Company believes that a fleet of both employee drivers and independent contractors is essential if the Company is to continue its growth. Independent contractors provide their own tractors, generally have a lower turnover rate than the Company has experienced with employee drivers, and have a strong emphasis on safety.

         The Company enters into operating agreements with its independent contractors, pursuant to which its independent contractors agree to furnish a tractor and driver to transport, load and unload goods on behalf of the Company. These agreements typically have terms of one year and provide for the payment to independent contractors of fixed compensation for total loaded and empty miles as well as for performing other ancillary services. Independent contractors must pay all of their operating expenses and must meet Department of Transportation ("DOT") regulatory requirements, as well as safety and other standards established by the Company. The Company has implemented an incentive program to encourage safe driving and good customer service habits.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.


Employee driver benefits include paid vacation days, health insurance, and a Company funded 401(k) retirement plan. Performance bonuses are paid based upon safety, customer service and fuel consumption. The Company believes its compensation and benefits package for employee drivers and independent contractors continue to rank among the highest in the truckload industry.

         RECRUITING AND TRAINING. The Company's employee drivers are hired, and independent contractors are approved, in accordance with specific Company guidelines relating to safety records, prior work history, personal evaluation, accident and driving record verification, drug and alcohol screening, and a physical examination. The Company's initial orientation and training seminar includes a review of all Company policies and operating requirements, written and road driving tests, defensive driving and safety skills, DOT compliance requirements, and the employee driver's and independent contractor's role in providing safe and efficient value-added service to customers. The Company has increased the recruitment and training of inexperienced driver trainees. These driver candidates are placed in an extensive training program before being assigned their own truck. To enhance its recruiting efforts, the Company opened its new training school in the first quarter of 2000. All 187 school graduates were employed as Company drivers. The school enables persons new to the transportation industry to acquire a commercial driver's license ("CDL").

         In addition to the initial training seminar, on-going training on subjects such as safety, compliance, the handling of hazardous materials, equipment operation, customer expectations, and Company policies, is conducted at the Company's service centers and periodically at outside training facilities under contract with the Company. The Company also conducts driver meetings, publishes a newsletter, and conducts specific professional development training, including training to become an over-the-road driver instructor.

         DRIVER AND INDEPENDENT CONTRACTOR SUPERVISION. The Company assigns each employee driver and independent contractor to a specific fleet manager and to a home-base service center domicile. The fleet manager's role is to be the primary support resource for the employee driver or independent contractor. The fleet manager also communicates the work assignments and coordinates driver pay matters using satellite technology, schedules time off, reviews performance, provides day-to-day training, and is accountable for the retention and productivity of the assigned employee drivers and independent contractors. Service center managers arrange required safety inspections, review performance and are available to drivers for personal assistance. In the first quarter of 2001, the Company implemented software that will enable fleet managers and drivers to employ satellite technology to agree upon compensation and reimbursable expenses at the level of the individual load assignment.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.


         As of December 31, 2000, the Company employed 1,223 student and professional employee drivers, 95 mechanics, 460 persons in operations, marketing, training, and administration, and had agreements with independent contractors who provided 743 tractors. The Company's employees are not represented by any collective bargaining units, and the Company considers relations with its employees and independent contractors to be good.

TECHNOLOGY

         The Company has developed an integrated, client/server computer information system. This system integrates operations with the principal back-office functions of safety, maintenance, driver and independent contractor settlement, fuel, billing, and accounting. The system also includes satellite-based communications with the fleet. This system provides information directly to and from the Company, its customers, and drivers to assist in managing a complex information environment. During 2000, the Company completed the development and initial implementation of a replacement enterprise operations system to complete its migration to client/server technology. Implementation of this new operations system was fully completed in January 2001. The Company believes that utilizing advanced technology is the best way to manage a complex, customer-driven logistics process in a cost-effective manner.

         OPERATIONS AND COMMUNICATIONS. The Company utilizes information systems and satellite-based communications to process orders, dispatch loads, and monitor loads in transit. Load planners match customer orders daily with driver availability. Once the most appropriate load assignment decision is made, based on computer monitored load factors, the load information is sent directly to the driver through the satellite network. The satellite system simplifies locating of equipment and permits timely and efficient communication of critical operating data such as shipment orders, loading instructions, routing, fuel, taxes paid and mileage operated, payroll, safety, traffic, and maintenance information. The Company implemented software in the first quarter of 2001 that expands its satellite-based communications with drivers to enable them to validate their compensation and expense reimbursements.

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

         INTERNET ACCESS. During 2000, the Company expanded customer on-line access to certain load status information. The Company intends to add other on-line features, depending upon customer needs and available resources. The Company currently provides on-line download capability for images of various shipping documents and on-line shipment

                     TRANSPORT CORPORATION OF AMERICA, INC.


status. The Company also maintains an internet web site
(www.transportamerica.com) to provide information for customers, potential employees, and investors. The Company expects to continue to expand its use of the internet and e-commerce.

REVENUE EQUIPMENT

         The Company operates a modern fleet of tractors and trailers. Tractors are typically replaced every 48 to 60 months, based on factors such as age and condition, current interest rates, the market for used equipment, and improvements in technology and fuel efficiency. The average age of the Company-operated tractors at December 31, 2000 was approximately 27 months.

         The Company has available a variety of trailers to meet customer requirements. At December 31, 2000, these included 5,737 dry vans, most of which are logistic capable and many of which are equipped with heaters, 233 refrigerated vans, and 40 flat beds. The trailer-to-tractor ratio of 3.0 allows the Company to provide its high-volume customers with extra trailers to accommodate loading and unloading, and to improve driver and asset utilization. The Company is exploring technology that has the potential to enhance its ability to identify the location and status of unattended trailers with the objective of improving trailer utilization and reducing its investment in this equipment. Depending on market conditions, the Company generally replaces trailers after five to seven years of service. The average age of in-service trailers at December 31, 2000 was approximately 39 months.

         The following table shows the model years of the Company tractors and trailers as of December 31, 2000:

Model Year                                      Tractors       Trailers
----------                                    ------------   ------------
2000                                                  324          1,049
1999                                                  468          1,481
1998                                                  388            984
1997                                                   96            587
1996 and prior                                         10          1,909
                                              ------------   ------------
  Total Company                                     1,286          6,010
Independent Contractor                                743              0
                                              ------------   ------------
  Total available                                   2,029          6,010
                                              ------------   ------------

                     TRANSPORT CORPORATION OF AMERICA, INC.


COMPETITION

         The truckload transportation business is extremely competitive and fragmented. The Company competes primarily with other truckload carriers, particularly those in the high service end of the truckload market. The Company also competes with alternative forms of transportation, such as rail, intermodal, and air freight, particularly in the longer haul segments of its business. Competition in the truckload industry has created pressure on the industry's pricing structure. Generally, competition for the freight transported by the Company is based on service, equipment availability, trailer type, efficiency, and freight rates. There are a number of competitors that have substantially greater financial resources, operate more equipment, and transport more freight than the Company.

                     TRANSPORT CORPORATION OF AMERICA, INC.


EXECUTIVE OFFICERS

         The executive officers of Transport America are as follows:

NAME AND AGE                   POSITION WITH TRANSPORT AMERICA
--------------------------------------------------------------

Robert J. Meyers  (47)      Director of Transport America since 1997; Chief
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

Keith R. Klein (37)         Chief Financial Officer of Transport America since
                            July 1999; From 1997 to July 1999, Mr. Klein was founder and owner of a financial consulting firm;
                            From 1990 to 1997, he served in various positions at Deluxe Corporation, most recently as Vice President and Corporate Controller.

David L. Carter (52)        Vice President of Risk Management of Transport
                            America since March 1999. Prior to March 1999, Mr.
                            Carter served as Transport America's Director of
                            Risk Management since March 1997, and Loss
                            Prevention Manager from February 1995 to March 1997.

Larry E. Johnson (56)       Vice President of Marketing of Transport America
                            since August 2000; Vice President of Marketing
                            Services from March 1999 to August 2000; Director of
                            Marketing Services from January 1995 to March 1999;
                            and Manager of Marketing Services from September
                            1984 to January 1995.

Jeffrey P. Vandercook (45)  Vice President of Operations of Transport America
                            since March 1999. Prior to March 1999, Mr.
                            Vandercook served as Director of Operations of Transport America from 1993 to March 1999, Operations Manager from 1989 to 1993, Area Manager from 1987 to 1989, and a dispatcher from 1986 to 1987.

Robert C. Stone (48)        Vice President of Fleet Services of Transport
                            America since March 1999. Prior to March 1999, Mr.
                            Stone served as Director of Fleet Management of Transport America from January 1997 to 1999, Manager of Emergency Road Service from February 1993 to
                            December 1996, and Shop Supervisor from December
                            1991 to February 1993.

                     TRANSPORT CORPORATION OF AMERICA, INC.


ITEM 2.      PROPERTIES

         The following chart provides information concerning the Company's service centers and other facilities:

SERVICE CENTERS AND OTHER                           OWNED                    SQUARE
FACILITIES                                          OR LEASED    ACREAGE    FOOTAGE
------------------                                  ---------    -------    -------
Atlanta, Georgia                                    Owned           16.2     14,860

Clarksville, Indiana                                Owned           14.7     18,126

Columbus, Ohio                                      Leased           1.0     43,000

Eagan, Minnesota (1715 Yankee Doodle Road)          Leased           8.3    118,978

Eagan, Minnesota (1769 Yankee Doodle Road)          Owned            2.5     29,000

Eagan, Minnesota (Terminal Drive)                   Owned           14.9     17,500

Fontana, California                                 Leased             *          *

Garland, Texas                                      Owned            9.2     32,000

Grand Rapids, Minnesota                             Leased            .2        140

Harrisburg, Pennsylvania                            Leased             *          *

Janesville, Wisconsin                               Owned           13.6     36,700

Kansas City, Missouri                               Owned           10.0     14,862

North Jackson, Ohio                                 Owned            8.1     11,230

North Liberty, Iowa                                 Owned           13.0     15,150

Roseau, Minnesota                                   Leased             0        100

Scottsburg, Indiana                                 Leased           6.0     14,073

Spirit Lake, Iowa                                   Leased            **      6,000

*  This facility is shared with another company.
** Office facility.

         The Company's current rental payments for its leased facilities range from approximately $400 to $5,000 per month. The Company does not anticipate any difficulties renewing or continuing these leases. The monthly lease for the Company's headquarters at 1715 Yankee Doodle Road in Eagan, Minnesota is based on a variable interest rate with current payments of approximately $90,000 per month.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         PRICE RANGE OF COMMON STOCK. The Company's Common Stock is traded on the Nasdaq National Market under the symbol TCAM. The following table sets forth the high and low closing prices for the Company's Common Stock, as reported by Nasdaq, for the periods indicated:

               PERIOD                    HIGH         LOW
               ------                    ----         ---

               2000:
               1st Quarter           $ 16.938      $4.875
               2nd Quarter              7.250       5.250
               3rd Quarter              9.000       5.125
               4th Quarter              6.188       3.938

               1999:
               1st Quarter             13.750      11.250
               2nd Quarter             13.438       9.750
               3rd Quarter             16.250      12.375
               4th Quarter             13.500      10.563

         STOCKHOLDERS. As of March 23, 2001, the Company had 439 stockholders of record, including Depository Trust Company, which held of record 6,445,617 shares.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.


ITEM 6.      SELECTED FINANCIAL DATA

(In thousands, except per share and operating data)                                    DECEMBER 31,
                                                        --------------------------------------------------------------------------
                                                           2000            1999            1998            1997            1996
                                                        ----------      ----------      ----------      ----------      ----------
INCOME STATEMENT DATA:
     Operating revenues                                 $  290,611      $  285,585      $  245,913      $  186,392      $  164,666
     Operating expenses:
       Salaries, wages and benefits                         83,868          79,938          67,937          53,166          45,515
       Fuel, maintenance and other expenses                 40,775          31,742          26,916          25,028          23,877
       Purchased transportation                             93,674          97,695          83,005          55,614          46,761
       Revenue equipment leases                                232           2,543           3,731           4,893           6,490
       Depreciation and amortization                        29,237          25,715          19,348          15,494          13,966
       Insurance, claims and damage                          8,051           7,270           6,816           5,620           4,686
       Taxes and licenses                                    4,989           5,249           4,016           3,248           2,952
       Communications                                        3,336           3,307           2,869           2,072           1,974
       Other general and administrative expenses            10,665          11,849           9,310           6,410           5,324
       Gain on sale of property and equipment                 (712)           (794)           (503)         (1,336)           (275)
                                                        ----------      ----------      ----------      ----------      ----------
          Total operating expenses                         274,115         264,514         223,445         170,209         151,270

     Operating income                                       16,496          21,071          22,468          16,183          13,396
     Interest expense, net                                   8,836           7,504           4,999           3,242           2,734
                                                        ----------      ----------      ----------      ----------      ----------
     Earnings before income taxes                            7,660          13,567          17,469          12,941          10,662

     Provision for income taxes                              2,987           5,291           6,813           5,190           4,368
                                                        ----------      ----------      ----------      ----------      ----------

     Net earnings                                       $    4,673      $    8,276      $   10,656      $    7,751      $    6,294
                                                        ==========      ==========      ==========      ==========      ==========

Net earnings per share - basic                          $     0.56      $     1.02      $     1.46      $     1.18      $     0.98
                                                        ==========      ==========      ==========      ==========      ==========

Net earnings per share - diluted                        $     0.46      $     0.97      $     1.42      $     1.15      $     0.94
                                                        ==========      ==========      ==========      ==========      ==========

Weighted average shares outstanding                          8,317           8,142           7,300           6,568           6,442
                                                        ==========      ==========      ==========      ==========      ==========
Weighted average shares outstanding,
     assuming dilution                                      10,069           8,570           7,521           6,734           6,718
                                                        ==========      ==========      ==========      ==========      ==========

Pretax margin                                                  2.6%            4.8%            7.1%            6.9%            6.5%

OPERATING DATA (TRUCKLINE ONLY):
     Tractors (at end of period)
       Company                                               1,286           1,256           1,078             891             775
       Independent contractor                                  743             811             922             448             445
                                                        ----------      ----------      ----------      ----------      ----------
          Total                                              2,029           2,067           2,000           1,339           1,220

     Trailers (at end of period)                             6,010           6,119           5,387           3,723           3,236

     Average revenues per tractor per week              $    2,747      $    2,681      $    2,831      $    2,837      $    2,736
     Average revenues per mile (1)                      $     1.26      $     1.27      $     1.28      $     1.28      $     1.28
     Average empty mile percentage                            12.2%           12.1%           10.8%           11.0%           11.2%
     Average length of haul, miles                             692             712             674             629             644
     Average annual revenues per non-driver employee    $  549,100      $  561,800      $  591,000      $  544,300      $  526,700

BALANCE SHEET DATA (AT END OF PERIOD):
     Total assets                                       $  256,656      $  272,141      $  224,552      $  147,528      $  108,671
     Long-term debt, net of current maturities              95,885         106,106          79,531          44,618          21,838
     Common stock with non-detachable put                       --          20,268          20,268              --              --
     Stockholders' equity                                   80,688          75,129          61,733          50,807          43,083

(1)  Net of fuel surcharges

                     TRANSPORT CORPORATION OF AMERICA, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The primary business strategy of Transport Corporation of America, Inc. and subsidiaries (the "Company") is to provide truckload carriage and logistics services throughout the United States and parts of Canada as an integral part of the distribution system of many of its major customers. Operations are conducted primarily from the Company's Eagan, Minnesota corporate offices, with maintenance and driver services at its eleven terminal facilities located throughout the United States.

         During 2000, the Company made a decision to focus its efforts on strengthening its balance sheet, restructuring debt and other obligations, and implementing processes for optimizing its freight network. Factors leading to this decision included the Company's strong acquisition spending in 1999 as well as softening freight demand in early 2000.

         The Company's growth has historically been a result of additional revenues from a well-established base of core customers who require high quality, customized transportation services. During the five-year period ended December 31, 2000, the Company increased its revenues at a compounded annual growth rate of 15.0%. Also contributing to the revenue increases were the acquisitions of two private truckload carriers, North Star Transport, Inc. ("North Star") in July 1998, and Robert Hansen Trucking, Inc. ("RHT") in May 1999. These acquisitions allowed the Company to expand its business with several significant new customers and to expand its relationship with an existing significant customer. In 1999 the Company formed TA Logistics, Inc. to provide transportation procurement and management services.

                     TRANSPORT CORPORATION OF AMERICA, INC.


RESULTS OF OPERATIONS

         The following table sets forth certain operating and other expense items as a percentage of operating revenues for the periods indicated:

                                                                   Years ended December 31,
                                                           ---------------------------------------
(amounts in percents)                                         2000           1999           1998
--------------------------------------------------------------------------------------------------
Operating revenues                                            100.0          100.0          100.0
Operating expenses:
     Salaries, wages, and benefits                             28.9           28.0           27.6
     Fuel, maintenance, and other expenses                     14.0           11.1           10.9
     Purchased transportation                                  32.2           34.2           33.8
     Revenue equipment leases                                   0.1            0.9            1.5
     Depreciation and amortization                             10.1            9.0            7.9
     Insurance, claims and damage                               2.8            2.5            2.8
     Taxes and licenses                                         1.7            1.8            1.6
     Communications                                             1.1            1.2            1.2
     Other general and administrative expenses                  3.7            4.2            3.8
     Gain on sale of property and equipment                    (0.3)          (0.3)          (0.2)
                                                            -------        -------        -------
        Total operating expenses                               94.3           92.6           90.9
                                                            -------        -------        -------

Operating income                                                5.7            7.4            9.1
Interest expense, net                                           3.1            2.6            2.0
                                                            -------        -------        -------

Earnings before income taxes                                    2.6            4.8            7.1
Provision for income taxes                                      1.0            1.9            2.8
                                                            -------        -------        -------

Net earnings                                                    1.6            2.9            4.3
                                                            =======        =======        =======


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Operating revenues increased 1.8% to $290.6 million for the year ended December 31, 2000 from $285.6 million for the year ended December 31, 1999. Revenue increases in 2000 were primarily the result of fuel surcharges, partially offset by soft demand among the Company's customers as well as unfavorable operating conditions due to weather, particularly in the last quarter of 2000. Revenues per mile, excluding fuel surcharges, were $1.26 per mile for 2000, compared to $1.27 per mile for 1999. Equipment utilization, as measured by average revenues per tractor per week, including fuel surcharges, was $2,747 for 2000, compared to $2,681 for 1999. The increase in 2000 was attributable to additional fuel surcharge revenues, partially offset by lower equipment utilization.

                     TRANSPORT CORPORATION OF AMERICA, INC.


         During 2000, Company-owned tractors averaged 62.4% of all available tractors, compared to 57.9% in 1999, with the remaining portion of the tractor fleet provided by independent contractors. The Company believes that increased operating costs, including fuel and insurance premiums, reduced the number of independent contractors in the truckload industry and limited the Company's ability to increase its independent contractor fleet. As a result, a greater proportion of miles was driven by Company drivers in 2000 than in the prior year. Accordingly, several expense categories increased as a percentage of revenue in 2000, when compared to 1999. At December 31, 2000 and 1999, respectively, the Company's fleet included 1,286 and 1,256 Company-owned tractors, and 743 and 811 tractors owned by independent contractors.

         Salaries, wages and benefits expenses, as a percentage of operating revenues, were 28.9% for 2000, compared to 28.0% for 1999. The increase reflects the higher proportion of Company drivers and higher employee medical claim costs in 2000. Efficiency, as measured by average annualized revenues per non-driver employee, was $549,100 for 2000, compared to $561,800 for 1999.

         Fuel, maintenance and other expenses, as a percentage of operating revenues, were 14.0% for 2000, compared to 11.1% for 1999. Significantly higher fuel costs in 2000 and the higher proportion of miles driven by Company drivers were the primary factors of the increase in 2000. The Company estimates that the higher fuel costs in 2000, partially offset by fuel surcharge revenues, reduced pre-tax income by approximately $1.1 million, when compared to 1999. Most of the increase in 2000 costs occurred in the first half of the year because fuel surcharge recoveries trail the actual increase in fuel costs, depending on specific provisions of the Company's contracts with its customers.

         Purchased transportation, as a percentage of operating revenues, declined to 32.2% in 2000 from 34.2% in 1999. The decrease reflects the lower proportion of miles driven by independent contractors in 2000, partially offset by an increased pass-through of fuel surcharge revenues to independent contractors.

         Revenue equipment lease expenses, as a percentage of operating revenues, decreased to 0.1% for 2000 from 0.9% for 1999 as a result of a reduction in the use of operating leases.

         Depreciation and amortization, as a percentage of operating revenues, were 10.1% for 2000, compared to 9.0% for 1999. The increase is primarily a result of the greater proportion of Company-owned revenue equipment in 2000 as well as leasehold improvements and computer software that were placed in service during 2000.

         Insurance, claims and damage expenses, as a percentage of operating revenues, were 2.8% for 2000, compared to 2.5% for 1999. The increase is primarily a result of unfavorable accident claim experience in 2000, when compared to 1999.

         Other general and administrative expenses, as a percentage of operating revenues were 3.7% for 2000, compared to 4.2% for 1999. The decrease reflects the effect of a $2.7 million special bad debt provision in 1999, partially offset by additional expenses in 2000,

                     TRANSPORT CORPORATION OF AMERICA, INC.


including one-time expenses associated with a terminated merger in early 2000, higher driver hiring and training expenses, and additional rental expenses associated with the new corporate office that was occupied mid-year.

         Gain on the sale of property and equipment was $0.7 million in 2000, including a $0.6 million gain on the sale of real estate properties, compared to a gain of $0.8 million in 1999.

         Net interest expense, as a percentage of operating revenues, was 3.1% for 2000, compared to 2.6% for 1999, primarily a result of higher average outstanding debt and higher interest rates during 2000, when compared to 1999.

         The provision for income taxes, as a percentage of operating revenues, was 1.0% for 2000 and 1.9% for 1999. The effective tax rate for both 2000 and 1999 was 39.0%.

         As a result of the items discussed above, the Company's operating ratio (operating expenses as a percentage of operating revenues) was 94.3% for 2000, compared to 92.6% for 1999. Net earnings were $4.7 million, or 1.6% of operating revenues, for the year ended December 31, 2000, compared to $8.3 million, or 2.9% of operating revenues, for the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Operating revenues increased 16.1% to $285.6 million for the year ended December 31, 1999, from $245.9 million for the year ended December 31, 1998. Revenue growth was driven by expansion of existing customer relationships, new customer additions, and business attributable to the North Star acquisition, which became effective July 1, 1998, and the RHT acquisition, which became effective May 1, 1999. Revenues per mile, excluding fuel surcharges, were $1.27 per mile for 1999, compared to $1.28 per mile for 1998. Equipment utilization, as measured by average revenues per tractor per week, was $2,681 during 1999, compared to $2,831 during 1998. The decline reflects decreased equipment utilization from the historically lower utilization of the North Star and RHT businesses and a significant number of unseated tractors during the last half of the year. In addition, the Company experienced computer database problems in August 1999, which caused the Company to forgo freight revenue opportunities for over 2,000 loads.

         Salaries, wages and benefits expenses, as a percentage of operating revenues, were 28.0% for 1999, compared to 27.6% for 1998. Non-driver efficiency, as measured by average annual revenues per non-driver employee, was $561,800 for 1999 and $591,000 for 1998.

         Fuel, maintenance and other expenses, as a percentage of operating revenues, were 11.1% for 1999, compared to 10.9% for 1998. The increase reflects significantly higher fuel costs in the last half of 1999, partially offset by the lower proportion of miles driven by Company drivers in 1999, when compared to 1998.

                     TRANSPORT CORPORATION OF AMERICA, INC.


         Purchased transportation expenses, as a percentage of operating revenues, increased to 34.2% for 1999, from 33.8% for 1998. As a consequence of the higher average number of independent contractors in 1999, when compared to 1998, miles driven by independent contractors increased to 45.5% of all miles in 1999, from 43.8% in 1998.

         Revenue equipment lease expenses, as a percentage of operating revenues, decreased to 0.9% for 1999, from 1.5% for 1998, as a result of a decline in the use of lease-financed equipment in 1999, when compared to 1998.

         Depreciation and amortization expenses, as a percentage of operating revenues, were 9.0% for 1999, compared to 7.9% for 1998, as a result of reduced equipment leasing activity and under-utilized equipment capacity in the last half of 1999, as well as a higher proportion of company-owned equipment in 1999, compared to 1998.

         Insurance, claims and damage expenses, as a percentage of operating revenues, were 2.5% for 1999, compared to 2.8% for 1998, reflecting improved accident and claims experience in 1999.

         Other general and administrative expenses, as a percentage of operating revenues, were 4.2% for 1999, compared to 3.8% for 1998. Expenses in 1999 included a $2.7 million special bad debt provision for certain specific receivables due to a change in strategy relating to a particular type of relationship and increased exposure risk.

         Gain on the sale of equipment was $0.8 million in 1999, compared to a gain of $0.5 million in 1998, as a result of more equipment dispositions in 1999 when compared to 1998.

         Net interest expenses, as a percentage of operating revenues, were 2.6% for 1999, compared to 2.0% for 1998, primarily reflecting higher average debt in 1999 associated with the acquisition of Robert Hansen Trucking in May 1999, and purchases of additional revenue equipment in 1999, when compared to 1998.

         The provision for income taxes, as a percentage of operating revenues, was 1.9% for 1999 and 2.8% for 1998. The effective tax rate was 39.0% for both 1999 and 1998.

         As a result of the items discussed above, the Company's operating ratio (operating expenses as a percentage of operating revenues) was 92.6% for 1999, compared to 90.9% for 1998. Net earnings for 1999 were $8.3 million, or 2.9% of operating revenues compared to $10.7 million, or 4.3% of operating revenues, for 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $34.0 million, $35.4 million, and $40.3 million for the years ended 2000, 1999, and 1998, respectively. During 2000, the net change of operating assets and liabilities consumed $2.1 million.

                     TRANSPORT CORPORATION OF AMERICA, INC.


         Investing activities consumed $6.1 million in 2000, including $0.2 million for the purchase of new revenue equipment, net of proceeds from the disposition of used revenue equipment, and $5.9 million for software development, purchases of other equipment and completion of leasehold improvements, net of proceeds from the disposition of real estate properties.

         Net cash consumed by financing activities in 2000 was $28.5 million. The primary source of financing was a $23.5 million capital lease involving the sale and leaseback of revenue equipment. Net repayments of the Company's long-term credit facility, normal payments on long-term debt, and a repurchase of shares of common stock that carried certain put rights consumed $29.8 million, $16.4 million, and $7.8 million, respectively.

         Working capital was negative $8.5 million at December 31, 2000, compared to $0.6 million at December 31, 1999. As part of its efforts to strengthen its balance sheet and restructure its debt and other obligations in 2000, the Company arranged for a $23.5 million capital lease transaction at favorable interest rates for the sale and leaseback of certain revenue equipment. Proceeds from this transaction were used to reduce outstanding borrowings under its credit facility and, in combination with newly issued subordinated debt, to repurchase 1,155,000 shares of common stock that carried certain put rights. As a result, liabilities previously classified as non-current were replaced by capital lease obligations and subordinated debt of which, at December 31, 2000, $9.8 million was classified as current. The Company believes that its operating cash flows, collections on accounts receivable, and available borrowings under its credit facility are adequate to meet its debt service requirements and capital needs in the foreseeable future.

         The Company has a credit agreement with seven banks for an unsecured credit facility with maximum combined borrowings and letters of credit of $80 million. Amounts actually available under the credit facility are limited by the Company's accounts receivable and unencumbered revenue equipment. At December 31, 2000, there were outstanding borrowings of $60.2 million and letters of credit totaling $1.8 million under this credit facility. In the future, the facility will be used to meet working capital needs, make purchases of revenue equipment and other assets, and to satisfy letter of credit requirements associated with the Company's self-insured retention arrangements.

         During 2000, the Company negotiated amendments to the credit facility to permit certain transactions, including the capital lease transaction previously described, the repurchase of shares of common stock that carried certain put rights, revisions to certain covenant restrictions, and a reduction of the maximum borrowings under the credit facility to more closely match the Company's financing needs. The Company is currently considering various financing alternatives, including more permanent long-term arrangements to replace the credit facility, which expires in March 2002. The Company believes that it will be successful in arranging such financing.

                     TRANSPORT CORPORATION OF AMERICA, INC.


NEW ACCOUNTING PRONOUNCEMENTS

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," became effective for the Company beginning January 1, 2001. Management believes the adoption of SFAS 133 will not have a significant impact on the Company's results of operations or financial condition.

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

                     TRANSPORT CORPORATION OF AMERICA, INC.


INFLATION

         Many of the Company's operating expenses are sensitive to the effects of inflation, which could result in higher operating costs. With the exception of fuel price increases in 2000, the effects of inflation on the Company's business have not been significant during the last three years. The Company has in place with the majority of its customers fuel surcharge provisions that allow the Company to partially recover additional fuel costs when fuel prices exceed a certain reference price per gallon.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to certain market risks with its $80 million credit agreement, of which $60.2 million was outstanding at December 31, 2000. The agreement bears interest at a variable rate, which was 8.6% at December 31, 2000. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase. Although the Company does not employ derivatives, or similar instruments to hedge against increases in fuel prices, fuel surcharge provisions enable the Company to reduce the effects of price increases.

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

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information concerning the Company's executive officers, reference is made to the information set forth under the caption "Executive Officers" located in Item 1 of this Form 10-K. For information concerning the Company's directors and compliance by the Company's directors, executive officers and significant stockholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, reference is made to the information set forth under the captions "Election of Directors" and "Beneficial Ownership of Common Stock," respectively, in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2001 to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                     TRANSPORT CORPORATION OF AMERICA, INC.


ITEM 11.     EXECUTIVE COMPENSATION

         Reference is made to the information set forth under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2001 to be filed pursuant to Regulation 14A, which information is incorporated herein by reference, except to the extent stated therein.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

         Reference is made to the information set forth under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2001 to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information set forth under caption "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2001 to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                     TRANSPORT CORPORATION OF AMERICA, INC.


PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this Form 10-K

          1.   Consolidated Financial Statements

                                                                  Form 10-K
                                                                  Page Reference
                                                                  --------------
               Index to Consolidated Financial Statements..................F-1
               Independent Auditors' Report................................F-2
               Consolidated Balance Sheets.................................F-3
               Consolidated Statements of Earnings.........................F-4
               Consolidated Statements of Stockholders' Equity.............F-5
               Consolidated Statements of Cash Flows.......................F-6
               Notes to Consolidated Financial Statements..................F-7

          2.   Consolidated Financial Statement Schedules

               Consolidated Financial Statement Schedules
               Included in Part IV of this report:
               Independent Auditors' Report on Schedule....................S-1
               Schedule II - Valuation and Qualifying Accounts.............S-2

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

                     TRANSPORT CORPORATION OF AMERICA, INC.


              10.1 Credit Agreement dated as of August 14, 1998 among ABN-AMRO Bank, N.V., certain other bank parties, and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                        1998).
              10.2 1986 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 1996).
              10.3 401(k) Retirement Plan (incorporated by reference to Exhibit 10.3 to the 1994 S-1).
              10.4 Master Lease, dated as of April 9, 1999, between the Company and ABN/AMBRO Leasing, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
              10.5 Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
              10.6 Form of Vehicle Lease and Independent Contractor Agreement (incorporated by reference to Exhibit
                        10.11 to the Company's Form 10-K for the year ended December 31, 1996).
              10.12     2001 Employee Stock Purchase Plan.
              10.13 1995 Stock Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1996).
              11.1      Statement re: Computation of Earnings (Loss) per
                        Share
              21 Subsidiaries of the Registrant: TA Logistics, Inc., North Star Transport, Inc., and Robert Hansen Trucking, Inc., Minnesota corporations.
              23.1      Independent Auditors' Consent

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended December 31, 2000.

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

                                      TRANSPORT CORPORATION OF AMERICA,
                                      INC. ("Registrant")


Dated: March 30, 2001                 By:      /s/ Robert J. Meyers
                                          --------------------------------------
                                           Robert J. Meyers
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                                        Date
-------------------                                        ----


         /s/ Robert J. Meyers                              March 30, 2001
---------------------------------------------------
Robert J. Meyers
President, Chief Executive Officer, and Director
(Principal Executive Officer)

         /s/ Keith R. Klein                                March 30, 2001
---------------------------------------------------
Keith R. Klein
Chief Financial Officer
(Principal Financial and Accounting Officer)

         /s/ William D. Slattery                           March 30, 2001
---------------------------------------------------
William D.Slattery, Chairman of the Board

         /s/ Anton J. Christianson                         March 30, 2001
---------------------------------------------------
Anton J. Christianson, Director

         /s/ Michael J. Paxton                             March 30, 2001
---------------------------------------------------
Michael J. Paxton, Director

         /s/ Kenneth J. Roering                            March 30, 2001
---------------------------------------------------
Kenneth J. Roering, Director

                     TRANSPORT CORPORATION OF AMERICA, INC.


                    Independent Auditors' Report on Schedule

The Board of Directors and Stockholders
Transport Corporation of America, Inc.:

Under date of February 2, 2001, we reported on the consolidated balance sheets of Transport Corporation of America, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements, and our report thereon, are included in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                                    /s/ KPMG LLP
Minneapolis, Minnesota
February 2, 2001

                     TRANSPORT CORPORATION OF AMERICA, INC.


                                                                     SCHEDULE II

                        Valuation and Qualifying Accounts
                                 (In thousands)

                                                                        Additions
                                                               ---------------------------
                                                                 Additions
                                                  Balance at    charged to     Charged to                   Balance
                                                  beginning      cost and        other                       at end
Description                                        of year        expense       accounts     Deductions     of year
--------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
  (deducted from accounts receivable)

Year ended December 31, 2000                       $ 3,170           590            25          3,509        $   276

Year ended December 31, 1999                       $   461         2,772(3)         55(1)         118        $ 3,170

Year ended December 31, 1998                       $   324           162            30(2)          55        $   461


Reserve for insurance, claim and damage liability

Year ended December 31, 2000                       $ 4,504         6,716             0          6,425        $ 4,795

Year ended December 31, 1999                       $ 4,663         5,581           706(1)       6,446        $ 4,504

Year ended December 31, 1998                       $ 3,408         5,191         1,490(2)       5,426        $ 4,663


Reserve for workers' compensation liability

Year ended December 31, 2000                       $ 1,992         1,001             0          2,069        $   924

Year ended December 31, 1999                       $ 1,420         2,087             0          1,515        $ 1,992

Year ended December 31, 1998                       $ 1,320         1,601             0          1,501        $ 1,420

(1) Includes Robert Hansen Trucking valuation at date of acquisition
(2) North Star valuation at date of acquisition
(3) Includes $2.7 million special bad debt provision due to increased exposure risk in the fourth quarter of 1999

                     TRANSPORT CORPORATION OF AMERICA, INC.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Independent Auditors' Report-------------------------------------------------F-2

Consolidated Balance Sheets--------------------------------------------------F-3

Consolidated Statements of Earnings------------------------------------------F-4

Consolidated Statements of Stockholders' Equity------------------------------F-5

Consolidated Statements of Cash Flows----------------------------------------F-6

Notes to Consolidated Financial Statements-----------------------------------F-7

                     TRANSPORT CORPORATION OF AMERICA, INC.


                          Independent Auditors' Report


The Board of Directors and Stockholders
Transport Corporation of America, Inc.:

We have audited the accompanying consolidated balance sheets of Transport Corporation of America, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transport Corporation of America, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                                    /s/ KPMG LLP
Minneapolis, Minnesota
February 2, 2001

                     TRANSPORT CORPORATION OF AMERICA, INC.


                           Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                                                                December 31,
                                                                       ------------------------------
ASSETS                                                                      2000            1999
-----------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                         $        234     $        745
     Trade accounts receivable, net (note 1 and 4)                           31,279           30,133
     Other receivables (note 2)                                                 561            1,522
     Operating supplies - inventory (note 1)                                  1,244            1,479
     Deferred income tax benefit (note 1 and 9)                               3,087            4,035
     Prepaid expenses                                                         1,974            1,924
-----------------------------------------------------------------------------------------------------
Total current assets                                                         38,379           39,838

Property and equipment:
     Land, buildings, and improvements                                       19,907           21,469
     Revenue equipment (note 1, 4, and 11)                                  227,205          228,709
     Other equipment                                                         22,881           15,122
-----------------------------------------------------------------------------------------------------
       Total property and equipment                                         269,993          265,300
       Less accumulated depreciation                                        (78,947)         (59,479)
-----------------------------------------------------------------------------------------------------
        Property and equipment, net                                         191,046          205,821
Other assets, net (note 3)                                                   27,231           26,482
-----------------------------------------------------------------------------------------------------

Total assets                                                           $    256,656     $    272,141
=====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt (note 4)                     $     18,670     $     14,899
     Current maturities of capital lease obligations (note 11)                3,964                0
     Accounts payable                                                         5,221            5,913
     Checks issued in excess of cash balances                                 4,099            2,127
     Due to independent contractors                                           2,395            2,814
     Accrued expenses (note 5)                                               12,527           13,489
-----------------------------------------------------------------------------------------------------
Total current liabilities                                                    46,876           39,242

Long-term debt, less current maturities (note 4)                             68,591          106,106
Capital lease obligations, less current maturities (note 11)                 27,294                0

Deferred income taxes (note 9)                                               33,207           31,396

Commitments and contingencies (note 7 and 11)

1,200,000 shares of common stock with non-detachable put (note 6)                 0           20,268

Stockholders' equity (note 6 and 7):
     Common stock, $.01 par value; 15,000,000 shares authorized;
        7,177,955 and 7,114,490 shares issued and outstanding as of
        December 31, 2000 and 1999, respectively (excluding
        1,200,000 shares with put rights at December 31, 1999)                   72               71
     Additional paid-in capital                                              30,094           29,209
     Retained earnings                                                       50,522           45,849
-----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                   80,688           75,129
-----------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                             $    256,656     $    272,141
=====================================================================================================

See accompanying notes to consolidated financial statements

                     TRANSPORT CORPORATION OF AMERICA, INC.


                       Consolidated Statements of Earnings
                    (In thousands, except per share amounts)

                                                          Years ended December 31,
                                                 ------------------------------------------
                                                      2000           1999           1998
-------------------------------------------------------------------------------------------
Operating revenues                                $  290,611     $  285,585     $  245,913

Operating expenses:
     Salaries, wages, and benefits                    83,868         79,938         67,937
     Fuel, maintenance, and other expenses            40,775         31,742         26,916
     Purchased transportation                         93,674         97,695         83,005
     Revenue equipment leases                            232          2,543          3,731
     Depreciation and amortization                    29,237         25,715         19,348
     Insurance, claims and damage                      8,051          7,270          6,816
     Taxes and licenses                                4,989          5,249          4,016
     Communications                                    3,336          3,307          2,869
     Other general and administrative expenses        10,665         11,849          9,310
     Gain on sale of property and equipment             (712)          (794)          (503)
-------------------------------------------------------------------------------------------
        Total operating expenses                     274,115        264,514        223,445
-------------------------------------------------------------------------------------------

Operating income                                      16,496         21,071         22,468

Interest expense                                       8,955          7,544          5,129
Interest income                                         (119)           (40)          (130)
-------------------------------------------------------------------------------------------
Interest expense, net                                  8,836          7,504          4,999
-------------------------------------------------------------------------------------------

Earnings before income taxes                           7,660         13,567         17,469

Provision for income taxes (note 9)                    2,987          5,291          6,813
-------------------------------------------------------------------------------------------

Net earnings (note 7)                             $    4,673     $    8,276     $   10,656
-------------------------------------------------------------------------------------------

Net earnings per share:
     Basic                                        $     0.56     $     1.02     $     1.46
     Diluted                                      $     0.46     $     0.97     $     1.42
-------------------------------------------------------------------------------------------

Average common shares outstanding:
     Basic                                             8,317          8,142          7,300
     Diluted                                          10,069          8,570          7,521
-------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     TRANSPORT CORPORATION OF AMERICA, INC.


                 Consolidated Statements of Stockholders' Equity
                      (In thousands, except share amounts)

                                         Common Stock           Additional                   Total
                                  -------------------------      paid-in       Retained   stockholders'
                                     Shares        Amount        capital       earnings      equity
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1997         6,590,634     $       66    $   23,824     $   26,917    $   50,807

     Common stock options,
       warrants, and stock
       purchase plan                 128,239              1           559              0           560

     Tax benefits related to
       employee stock warrant
       transactions                        0              0            86              0            86

     Repurchase and retirement
       of common stock               (31,000)             0          (376)             0          (376)

     Net earnings                          0              0             0         10,656        10,656
-------------------------------------------------------------------------------------------------------

Balance, December 31, 1998         6,687,873             67        24,093         37,573        61,733

     Common stock options,
       warrants, and stock
       purchase plan                 116,617              1         1,000              0         1,001

     Tax benefits related to
       employee stock warrant
       transactions                        0              0            89              0            89

     Repurchase and retirement
       of common stock               310,000              3         4,027              0         4,030

     Net earnings                          0              0             0          8,276         8,276
-------------------------------------------------------------------------------------------------------

Balance, December 31, 1999         7,114,490             71        29,209         45,849        75,129

     Put options converted
       into common stock              45,000              0           760              0           760

     Common stock options,
       warrants, and stock
       purchase plan                  18,465              1           125              0           126

     Net earnings                          0              0             0          4,673         4,673
-------------------------------------------------------------------------------------------------------

Balance, December 31, 2000         7,177,955     $       72    $   30,094     $   50,522    $   80,688
=======================================================================================================

See accompanying notes to consolidated financial statements.

                     TRANSPORT CORPORATION OF AMERICA, INC.


                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                Years ended December 31,
                                                                       ------------------------------------------
                                                                           2000            1999          1998
-----------------------------------------------------------------------------------------------------------------
Operating activities:
    Net earnings                                                        $    4,673     $    8,276     $   10,656
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                        29,237         25,715         19,348
       Gain on sale of equipment                                              (712)          (794)          (503)
       Deferred income taxes                                                 2,930          3,368          6,599
       Tax benefits related to employee stock transactions                       0             89             87
       Changes in operating assets and liabilities,
         net of effects of acquisitions:
         Trade receivables                                                  (1,146)            35         (1,652)
         Other receivables                                                     961            132          2,899
         Operating supplies                                                    235           (101)          (389)
         Prepaid expenses and tires                                            (50)           630            841
         Accounts payable                                                     (692)        (2,411)         2,284
         Due to independent contractors                                       (419)           744            408
         Accrued expenses                                                     (962)          (329)          (247)
-----------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                            34,055         35,354         40,331
-----------------------------------------------------------------------------------------------------------------
Investing activities:
    Purchases of revenue equipment                                          (8,057)       (65,766)       (56,382)
    Purchases of property and other equipment                               (8,340)        (8,165)        (3,544)
    (Increase) decrease in other assets                                       (349)           131           (200)
    Acquisition of business, net of cash acquired                                0         (2,696)       (15,555)
    Proceeds from sales of equipment                                        10,662         25,042          7,710
-----------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                (6,084)       (51,454)       (67,971)
-----------------------------------------------------------------------------------------------------------------
Financing activities:
    Proceeds from issuance of common stock,
      and exercise of options and warrants                                     126          1,131            559
    Proceeds from sale-leaseback                                            23,463              0              0
    Payments for conversion of put options to subordinated debt             (7,804)             0              0
    Payments of loan origination fees                                            0              0           (267)
    Payments for repurchase and retirement of common stock                       0              0           (376)
    Proceeds from issuance of long-term debt                                     0            165         10,577
    Principal payments on long-term debt                                   (16,389)       (23,600)       (37,214)
    Proceeds from issuance of notes payable to bank                        125,720        147,696         96,450
    Principal payments on notes payable to bank                           (155,570)      (110,696)       (43,450)
    Change in net checks issued in excess of cash balances                   1,972          1,701            426
-----------------------------------------------------------------------------------------------------------------
       Net cash (used) provided by financing activities                    (28,482)        16,397         26,705
-----------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                               (511)           297           (935)
Cash and cash equivalents, beginning of year                                   745            448          1,383
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                  $      234     $      745     $      448
=================================================================================================================
Supplemental disclosure of cash flow information:
  Cash paid (received) during the year for:
      Interest                                                          $    8,752     $    7,598     $    5,028
      Income taxes, net                                                        517            695           (949)
Supplemental Schedule of noncash investing and financing activities:
    Capital lease obligations incurred for revenue equipment            $    8,638     $        0     $        0
    Subordinated notes payable issued in exchange of put options            11,704              0              0
    Put options exercised for common shares                                    760              0              0
    Value of common shares issued for acquisitions                               0          4,030         20,268

See accompanying notes to consolidated financial statements.

                     TRANSPORT CORPORATION OF AMERICA, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS

         NATURE OF BUSINESS

         Transport Corporation of America, Inc. (the "Company") is a truckload motor carrier engaged in the transportation of a variety of general commodities for customers principally in the United States and portions of Canada, pursuant to nationwide operating authority. Customer freight is transported by Company equipment and by independent contractors. Payments to Company drivers and independent contractors are primarily based upon miles driven.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries, TA Logistics, Inc., Robert Hansen Trucking, Inc. ("RHT"), North Star Transport, Inc. ("North Star"), TCA of Ohio, Inc., and Transport International Express, Inc. ("TIE"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         REVENUE RECOGNITION

         Operating revenues are recognized when the freight to be transported has been loaded. The Company operates primarily in the short-to-medium length of haul category of the trucking industry; therefore, the Company's typical customer delivery is completed one day after pickup. Accordingly, this method of revenue recognition is not materially different from recognizing revenue based on completion of delivery. Amounts payable to independent contractors for purchased transportation, to Company drivers for wages and any other direct expenses are accrued when the related revenue is recognized.

         TRADE ACCOUNTS RECEIVABLE

         Trade Accounts Receivable at December 31, 2000 and 1999, are net of allowances for doubtful accounts of $276,000 and $3,170,000, respectively.

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
--------------------------------------------------------------------------------

         The Company changed the estimated salvage value of certain of its revenue equipment during 1998. The changes resulted in a net decrease in depreciation expense of approximately $1,095,000, an increase in net income of approximately $668,000, and an increase of basic and diluted earnings per share of $0.09 for 1998. The Company periodically assesses its salvage values to better match revenues and expenses.

         TIRES

         Tires placed on new equipment after December 31, 1996, are capitalized as part of revenue equipment and amortized over their estimated life. Tires placed on new equipment prior to December 31, 1996, are included in other assets (net) and are capitalized and recorded as prepaid tires and amortized over their estimated life. Replacement tires are expensed when placed in service.

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

         GOODWILL

         Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, 25 years. Amortization expense charged to operations for 2000, 1999, and 1998 was $1,090,000, $1,035,000, and $480,000, respectively. The Company assesses the recoverability of the intangible assets in accordance with its Impairment of Long-lived Assets policy.

         OPERATING SUPPLIES

         Operating supplies representing repair parts, fuel, and replacement tires for revenue equipment are recorded at cost.

                     TRANSPORT CORPORATION OF AMERICA, INC.


         ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         ESTIMATED LIABILITY FOR INSURANCE CLAIMS

         The Company maintains automobile, general, cargo, and workers' compensation claim liability insurance coverages under both deductible and retrospective rating policies. In the month claims are reported, the Company estimates and establishes a liability for its share of ultimate settlements using all available information, coupled with the Company's history of such claims. Claim estimates are adjusted when additional information becomes available. The recorded expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims that have not been fully resolved. However, final settlement of these claims could differ materially from the amounts the Company has accrued at year-end. The Company accrues for health insurance claims reported, as well as for claims incurred but not reported, based upon the Company's past experience.

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

         NET EARNINGS PER SHARE: BASIC AND DILUTED

         Basic net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year. The 310,000 shares of common stock that were issued at the time of the acquisition of RHT and the 1.2 million shares of common stock that were issued at the time of the acquisition of North Star are considered outstanding effective May 1, 1999, and July 1, 1998, respectively.

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

         Diluted net earnings for 2000, 1999, and 1998 include the effect of 1.2 million common shares with a non-detachable put option associated with the acquisition of North Star. The potential common shares for the put have been calculated using the reverse treasury stock method and the average market price of the Company's stock for the period since the July 1, 1998, effective date. The remaining 1,155,000 common shares with the put right were repurchased for $11.7 million of subordinated debt and $7.8 million in cash on December 28, 2000, and thus only affect dilutive shares through that date.

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

(2)      OTHER RECEIVABLES

         Other receivables at December 31, 2000 and 1999 include a receivable of approximately $0.1 million and $1.0 million, respectively, related to the sale of certain revenue equipment.

(3)      OTHER ASSETS

         Other assets at December 31, 2000 include goodwill of $3.7 million (net of accumulated amortization of $0.2 million) from the acquisition of RHT and $21.8 million (net of accumulated amortization of $2.4 million) from the acquisition of North Star (see notes 12 and 13).

                     TRANSPORT CORPORATION OF AMERICA, INC.


(4)      CREDIT FACILITY AND LONG-TERM DEBT

         The Company has a credit agreement with seven major banks for an unsecured credit facility with maximum combined borrowings and letters of credit of $80 million. Amounts actually available under the credit facility are limited by the Company's accounts receivable and unencumbered revenue equipment. Net of actual outstanding borrowings and letters of credit at December 31, 2000, the Company had available additional borrowings of $19 million. The credit agreement expires in March 2002. At December 31, 2000, the average interest rate of outstanding borrowings was 8.6% and there were letters of credit outstanding totaling $1.8 million under this credit facility.

         The credit agreement contains certain financial covenants, which include maintenance of a minimum net worth, maintenance of a consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and lease rental expenses, and maintenance of a consolidated fixed charge coverage ratio. The Company was in compliance with these covenants at December 31, 2000.

         In December 2000, the credit facility was reduced from $100 million to $80 million in conjunction with certain other transactions including establishment of subordinated debt to repurchase shares of common stock and a $23.5 million sale-leaseback transaction.

         The following is a summary of data relating to the credit facility:

                                                                Years ended
                                                                December 31,
                                                         -----------------------
                                                             2000         1999
--------------------------------------------------------------------------------
Long Term
---------
Outstanding balance at year end                           $ 60,150     $ 90,000
Average amount outstanding                                  85,569       75,061
Maximum amount outstanding                                  97,500       90,750
Weighted average interest rate during the year               7.99%        6.18%
Commitment fee on unused balances                           0.325%       0.200%

                     TRANSPORT CORPORATION OF AMERICA, INC.


Long-term debt consists of the following:

                                                                           December 31,
                                                                    --------------------------
                                                                        2000         1999
----------------------------------------------------------------------------------------------
Notes payable to banks and other financial institutions with maturities through January 2003, secured by certain revenue
    equipment with interest rates ranging from 6.6% to 7.4%          $   15,407    $   31,005

Subordinated notes with maturities through September 2002
  and interest rate of 8.0%. (See note 6)                                11,704             0

Unsecured credit facility                                                60,150        90,000
----------------------------------------------------------------------------------------------
Total long-term debt                                                     87,261       121,005

Less current maturities of long-term debt                                18,670        14,899
----------------------------------------------------------------------------------------------
Long-term debt, less current maturities                              $   68,591    $  106,106
==============================================================================================

The aggregate annual maturities of long-term debt at December 31, 2000, are as follows:

Years ending December 31,                                                            Amount
----------------------------------------------------------------------------------------------
     2001                                                                          $   18,670
     2002                                                                              68,564
     2003                                                                                  27
----------------------------------------------------------------------------------------------
      Total                                                                        $   87,261
==============================================================================================

(5)      ACCRUED EXPENSES

Accrued expenses are as follows:

                                                                           December 31,
                                                                    --------------------------
                                                                        2000          1999
----------------------------------------------------------------------------------------------
Salaries and wages                                                   $    3,207    $    2,888
Insurance, claims and damage                                              4,795         4,504
Workers compensation                                                        924         1,992
Taxes                                                                     1,408         1,697
Interest                                                                    437           240
Other                                                                     1,756         2,168
---------------------------------------------------------------------------------------------
  Total                                                              $   12,527    $   13,489
=============================================================================================

                     TRANSPORT CORPORATION OF AMERICA, INC.


(6)      COMMON STOCK WITH NON-DETACHABLE PUT

         In July 1998, as part of its acquisition of North Star, the Company issued 1.2 million shares of common stock with a non-detachable put option. The shares are considered issued and outstanding as of December 31, 1999 and December 31, 1998.

         The put gave the stockholder the right to sell some or all of the 1.2 million shares of the Company's common stock back to the Company at $16.89 per share, payable in cash, during a 60-day period commencing June 30, 2001.

         The effect of the 1.2 million shares associated with the put is included in the computations of both basic and diluted earnings per share. Additionally, for dilutive earnings per share, the reverse treasury stock method is applied to the 1.2 million shares because the Company's average stock price has been below the put price of $16.89. The dilutive effect for 2000, 1999 and 1998 is $0.10, $0.05 and $0.03 per share, respectively.

         In January 2000, 45,000 shares of the common stock with the non-detachable put option valued at $16.89 per share were converted to common stock.

         In December 2000, the Company repurchased the remaining 1,155,000 common shares with the put right for $11.7 million of subordinated debt and $7.8 million in cash. The subordinated debt is due in equal installments on September 30, 2001 and 2002. Interest accrues on the principal balance commencing on October 1, 2001 at an annual rate of 8.0% and is payable on September 30, 2002. For financial statement purposes, the Company is accruing interest at an imputed rate of 3.1% over the term of the notes.

(7)      STOCKHOLDERS' EQUITY

         STOCKHOLDER RIGHTS PLAN AND PREFERRED STOCK DISTRIBUTION

         The Company has adopted a stockholder rights plan, which provides for a dividend of one Preferred Stock Purchase Right ("Right") for each outstanding share of the Company's common stock. The plan and dividend become operative in certain events involving the acquisition of 15% or more of the Company's voting stock by any person or group in a transaction not approved by the Board of Directors.

                     TRANSPORT CORPORATION OF AMERICA, INC.


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

         WARRANTS

         At December 31, 1998, the Company had outstanding warrants for the purchase of 22,500 shares of the Company's common stock at $5.20 per share. All of the warrants were exercised prior to December 31, 1999. No warrants were granted from 1998 to 2000.

Warrant transactions are summarized as follows:

                                                                        Years ended
                                                                        December 31,
                                                                ------------------------
                                                                     2000         1999
----------------------------------------------------------------------------------------
Warrants outstanding at beginning of year                                0       22,500
Warrants exercised                                                       0       22,500
----------------------------------------------------------------------------------------
Warrants outstanding at end of year                                      0            0
========================================================================================
Weighted average price of warrants outstanding at end of year        $0.00        $0.00
========================================================================================

EMPLOYEE STOCK PURCHASE PLAN

         In 1996, the Company adopted an Employee Stock Purchase Plan ("the 1996
            Plan"). The purpose of the 1996 Plan was to encourage employees to purchase shares of common stock in the Company, thereby providing a greater community of interest between the Company and its employees. There were 100,000 shares of the Company's common stock reserved for issuance under the 1996 Plan, which terminated on December 31, 2000, at which time 73,603 shares remained unissued.

         The 1996 Plan permitted employees to purchase shares of Common Stock of the Company at a price equal to the lesser of 85% of the market value of the Common Stock at the commencement or termination dates of each phase. Each year, during the term of the 1996 Plan, there were two six-month phases commencing on January 1 and July 1, respectively. Employees who have been employed for one year and who are regularly scheduled to work more than 20 hours per week and who are less than 5% owners were eligible to participate in the 1996 Plan via payroll deductions. Purchases are limited to 10% of a participant's base pay during the respective phase.

                     TRANSPORT CORPORATION OF AMERICA, INC.


         In November 2000, the Board of Directors approved the 2001 Employee
            Stock Purchase Plan, which replaced the 1996 Plan. The 2001 Plan is subject to approval of the Company's stockholders at the annual stockholder meeting to be held in May 2001. The 2001 Plan is effective for a ten-year period beginning January 1, 2001. 100,000 shares of common stock are reserved for issuance under the 2001 Plan. All other provisions of the 2001 Plan are substantially the same as in the 1996 Plan.

         During 2000 and 1999, employees purchased 7,066 and 7,375 shares, respectively, at average prices of $7.38 and $10.20 per share, respectively, under the 1996 Plan.

         TA REWARDS PROGRAM

         The Company has an incentive program to reward employee drivers and independent contractor drivers who achieve certain performance and safety goals. Under this program, drivers are awarded points on a quarterly basis for achieving their safety and performance goals. Drivers may redeem these points for various rewards, including shares of the Company's common stock. Through 1998, the Company satisfied driver point redemptions for shares of the Company's common stock by purchasing the shares on the open market on behalf of the drivers.

         In 1998, the Board approved the T.A. Rewards Program - Stock Component
            ("TA Rewards"). TA Rewards provides for the issuance of up to 100,000 shares of the Company's common stock for driver redemptions of their TA Rewards points. During 2000 and 1999, 11,399 and 7,471 common shares, respectively, were issued under this program.

         STOCK OPTION PLANS

         The Company has adopted two stock option plans that allow for the grant of options to officers and other key employees to purchase common shares at an exercise price not less than 100% of fair market value on the date of grant. Officers and other key employees of the Company who are responsible for, or contribute to, the management, growth and/or profitability of the business of the Company, as well as selected consultants under contract to the Company and non-employee directors are eligible to be granted awards.

         These option plans allow for the grant of up to 725,000 shares. Options generally vest in cumulative annual increments over periods from one to four years and expire five or ten years from date of issuance. At December 31, 2000, the exercise prices of outstanding options ranged from $4.66 to $18.00, with a weighted average contractual life of approximately 3.8 years.

                     TRANSPORT CORPORATION OF AMERICA, INC.


      Option transactions are summarized as follows:

                                                                                     Weighted average
                                                          Shares                      exercise price
---------------------------------------------------------------------------------------------------------
                                                  2000             1999            2000            1999
                                                --------         --------        --------        --------
Options outstanding at beginning of year         132,677          193,197        $ 12.44         $ 10.80
  Granted                                        232,550           47,000           5.88           12.93
  Canceled                                       (64,887)         (18,400)          9.50           11.27
  Exercised                                            0          (89,120)          0.00            9.39
---------------------------------------------------------------------------------------------------------

Options outstanding at end of year               300,340          132,677        $  8.00         $ 12.44
=========================================================================================================

Options exercisable at end of year                99,959           76,011        $ 10.67         $ 12.85
=========================================================================================================


      The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                       Outstanding options                 Exercisable options
                             ---------------------------------------  ----------------------------
   Exercise                    Weighted average        Weighted                      Weighted
    price                         remaining             average                       average
    range         Number       contractual life      exercise price    Number      exercise price
--------------  ----------   --------------------  ----------------------------   ----------------
  $ 0 -  5          4,000         4.9 years               4.66           4,000          4.66
    5 - 10        207,050         4.4 years               5.92          32,000          6.48
   10 - 15         77,290         2.6 years              12.20          51,959         12.02
   15 - 20         12,000         2.4 years              18.00          12,000         18.00
                ----------                                            ---------
                  300,340                                               99,959
                ==========                                            =========

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized with respect to the Company's stock option plans or the Employee Stock Purchase Plan. Had compensation cost been determined on the basis of fair value pursuant to the provisions of SFAS No. 123, net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below.

                     TRANSPORT CORPORATION OF AMERICA, INC.


                                                             2000       1999
         -----------------------------------------------------------------------
         Net earnings:
           As reported                                     $  4,673    $  8,276
                                                          ==========  ==========
           Pro forma                                       $  4,438    $  8,142
                                                          ==========  ==========
         Net basic earnings per share:
           As reported                                     $   0.56    $   1.02
                                                          ==========  ==========
           Pro forma                                       $   0.53    $   1.00
                                                          ==========  ==========
         Net diluted earnings per share:
           As reported                                     $   0.46    $   0.97
                                                          ==========  ==========
           Pro forma                                       $   0.44    $   0.95
                                                          ==========  ==========

         The above pro forma amounts may not be representative of the effects on reported net earnings for future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999:

                                                            2000          1999
--------------------------------------------------------------------------------
         Dividend yield                                      0.00%         0.00%
         Expected volatility                               103.00%        55.00%
         Risk-free interest rate                             5.00%         5.40%
         Expected lives                                    5 years       5 years


(8)      EMPLOYEE BENEFIT PLANS

         The Company has a savings retirement plan ("the Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer up to 19% of their compensation on a pretax basis. The Company may, at its discretion, match a portion of the employee deferrals. During 2000, 1999, and 1998, the Company contributed amounts equal to one-fourth of the employee deferrals, up to 1% of each participant's compensation. For participants who are employed as truck drivers with pay based on actual miles driven, the Company may also elect to contribute 1/2(cent) and 1(cent) per paid mile driven for drivers with over one and two years of service, respectively. On behalf of all employees, the Company contributed $748,000, $638,000, and $506,000 to the Plan in 2000, 1999, and
            1998, respectively.

                     TRANSPORT CORPORATION OF AMERICA, INC.


(9)      INCOME TAXES

         The provision for income taxes consists of the following:

         (In thousands)

                                                                    Current     Deferred     Total
-----------------------------------------------------------------------------------------------------
For the year ended December 31, 2000:
    Federal                                                         $     --    $  2,390    $  2,390
    State                                                                 57         540         597
-----------------------------------------------------------------------------------------------------
      Total                                                         $     57    $  2,930    $  2,987
=====================================================================================================
For the year ended December 31, 1999:
    Federal                                                         $    133    $  4,105    $  4,238
    State                                                                190         863       1,053
-----------------------------------------------------------------------------------------------------
      Total                                                         $    323    $  4,968    $  5,291
=====================================================================================================
For the year ended December 31, 1998:
    Federal                                                         $     27    $  5,474    $  5,501
    State                                                                106       1,206       1,312
-----------------------------------------------------------------------------------------------------
      Total                                                         $    133    $  6,680    $  6,813
=====================================================================================================

         The income tax expense differs from the "expected" tax expense as follows for the years ended December 31, 2000, 1999, and 1998:

                                                                      2000        1999        1998
-----------------------------------------------------------------------------------------------------
Expected federal tax expense at statutory rates                     $  2,604    $  4,748    $  6,114
Increases in taxes resulting from:
  State income taxes, net of federal benefit                             369         684         853
  Expenses not deductible for tax purposes                               153         157         191
  Other                                                                 (139)       (298)       (345)
-----------------------------------------------------------------------------------------------------
    Actual tax expense                                              $  2,987    $  5,291    $  6,813
=====================================================================================================

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, are presented below:

                                                                                  2000       1999
-----------------------------------------------------------------------------------------------------
Deferred tax assets:
  Vacation accrual                                                              $    733    $    481
  Allowance for doubtful accounts                                                    124       1,217
  Net operating loss carryforward                                                  3,827       7,549
  Insurance, claims, and damage reserves                                           2,294       2,449
  Alternative minimum tax credit carryforward                                      3,559       3,334
-----------------------------------------------------------------------------------------------------
    Total deferred tax assets                                                     10,537      15,030
-----------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Equipment, principally due to differences in depreciation and lease             40,117      42,092
  Other                                                                              540         299
-----------------------------------------------------------------------------------------------------
    Total deferred tax liabilities                                                40,657      42,391
-----------------------------------------------------------------------------------------------------
    Net deferred tax liability                                                  $ 30,120    $ 27,361
=====================================================================================================

                     TRANSPORT CORPORATION OF AMERICA, INC.


         At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $9.9 million, which are available to offset future federal taxable income, if any, through 2019. The Company also has alternative minimum tax credit carryforwards of approximately $3.5 million, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

         The Company has reviewed the need for a valuation allowance relating to the deferred tax assets and has ascertained that no allowance is needed.

(10)     MAJOR CUSTOMERS

         Sales to the Company's five largest customers represented 43%, 45%, and 39% of total revenues for 2000, 1999, and 1998, respectively. One customer accounted for approximately 13% of operating revenues in 2000, 15% of operating revenues in 1999 and 14 % in 1998.

(11)     COMMITMENTS

         CAPITAL LEASES

         In December 2000, the Company entered into a sale-leaseback agreement.
            Under the arrangement, the Company sold 1,300 trailers and leased them back for periods ranging from 53 to 70 months. The leaseback was accounted for as a capital lease. No gain or loss was incurred as a result of the transaction.

         The Company also entered into capital leases for revenue equipment in 2000. The lease agreements are for terms of 36 to 60 months and contain TRAC (terminal rental adjustment clause) provisions, which require the Company to guarantee a termination value as a percentage of the original cost of the leased equipment at the lease termination date.

         Following is a summary of revenue equipment under capital leases:

                                                          Years ended
                                                          December 31,
                                               ---------------------------------
                                                      2000            1999
--------------------------------------------------------------------------------
Revenue Equipment                                $ 32,100,884     $           0
Less accumulated depreciation                      (1,071,829)                0
--------------------------------------------------------------------------------
                                                 $ 31,029,055     $           0
================================================================================

                     TRANSPORT CORPORATION OF AMERICA, INC.


         OPERATING LEASES

         In 1999, the Company entered into a five-year operating lease for a new headquarters facility. Lease payments, which commenced in August 2000, are contingent on variable LIBOR rates. The weighted average rates for 2000 were 7.9%. Assuming an average rate of 7.9%, future rent payments are estimated to be $1.03 million per year. The lease provides for renewal and purchase options at the expiration of the lease term. The purchase option is $13 million. At the end of the lease term, there is a one-year renewal option at the same terms and conditions as the original lease.

         Rental expense under facility operating leases was approximately
            $844,000 in 2000, $407,000 in 1999, and $286,000 in 1998.

         Rental expense for revenue equipment operating leases was approximately
            $198,000 in 2000, $2,522,000 in 1999 and $3,477,000 in 1998.

         Future minimum payments by year and in the aggregate, under the aforementioned capital and operating leases and other non-cancellable operating leases with initial or remaining terms in excess of one year as of December 31, 2000, are as follows:

                                                              Capital         Operating
Year ending December 31,                                      Leases           Leases
---------------------------------------------------------------------------------------
     2001                                                    $  5,968         $  1,027
     2002                                                       5,976            1,027
     2003                                                       7,223            1,027
     2004                                                       5,371              342
     2005                                                       8,979                0
     2006                                                       4,570                0
---------------------------------------------------------------------------------------
Total minimum lease payments                                 $ 38,087         $  3,423
                                                                            ===========
Less amount representing interest with imputed rates
ranging from 6.5% to 7.5%                                       6,829
----------------------------------------------------------------------
Present value of net minimum lease payments                    31,258
Less current maturities                                         3,964
----------------------------------------------------------------------
Long term maturities                                         $ 27,294
======================================================================


         GUARANTEE OF INDEBTEDNESS

         The Company has a program whereby experienced Company drivers can purchase their own truck. As part of the program, the driver agrees to make certain commitments to the Company and to purchase a vehicle meeting certain specifications established by the Company. In exchange, the Company facilitates the financing of the vehicle and may guarantee some or all of the loans made to drivers participating in the program.

                     TRANSPORT CORPORATION OF AMERICA, INC.


         To accommodate the financing for this program, the Company has entered into a loan, servicing, and guaranty agreement with two banks. Under the terms of the agreement, the Company guarantees 100% of individual driver loans for one bank and 10% of the driver loans with the other bank. The Company has the right to repossess the vehicle in the event a driver defaults on the loan. There were 78 loans with outstanding balances totaling $3.0 million at December 31, 2000, and 99 loans with outstanding balances totaling approximately $4.3 million as of December 31, 1999. No loans were in default. The Company guaranteed $1.1 and $2.4 million of the outstanding balances as of December 31, 2000 and 1999, respectively.

(12)     ACQUISITION OF NORTH STAR TRANSPORT, INC.

         On July 1, 1998, the Company acquired all of the issued and outstanding capital stock of North Star Transport, Inc. ("North Star"). The purchase price paid by the Company consisted of 1.2 million shares of the Company's Common Stock (valued at $16.89 per share) and $15.8 million in cash, for a total purchase price of $36.1 million. Additionally, beginning with the quarter ended June 30, 1999, the Company was obligated to pay $0.0756 per share of the Company's stock still owned by the sellers of North Star for each quarter through June 30, 2001. The Company made payments totaling $349,272 in 2000 and $272,160 in 1999 related to the contingent consideration. As a result of the restructuring of the put agreement as discussed in note 6, there is no further contingent consideration due to be paid at December 31, 2000.

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

         The following unaudited pro forma combined historical results are based on available information and certain assumptions which management believes are reasonable and appropriate to give effect to the North Star acquisition as if the transaction occurred at the beginning of fiscal 1998. No adjustments have been made to the historical results to reflect anticipated improvements which may be realized in the future. Accordingly, the pro forma information may not be indicative of actual results of operations which would have been obtained, or which may be realized in the future, if the acquisition had occurred on January 1, 1998.

                     TRANSPORT CORPORATION OF AMERICA, INC.


(In thousands, except per share amounts)
                                                                        1998
--------------------------------------------------------------------------------
Operating revenues                                                    $ 283,275
Net earnings                                                          $  10,934
Net earnings per share:
  Basic                                                               $    1.38
  Diluted                                                             $    1.34
--------------------------------------------------------------------------------


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

         The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of RHT have been included in the Company's consolidated financial statements since the date of acquisition. The total purchase price for the acquisition has been allocated to tangible and intangible assets and liabilities based upon management's estimates of their fair value on the acquisition date. The $3.9 million excess of purchase price over fair value of net assets acquired has been recorded as goodwill with amortization on a straight-line basis over 25 years.

         The following unaudited pro forma combined historical results are based on available information and certain assumptions, which management believes are reasonable and appropriate to give effect to the RHT acquisition as if the transaction occurred at the beginning of fiscal 1999 and 1998. No adjustments have been made to the historical results to reflect anticipated improvements that may be realized in the future. Accordingly, the pro forma information may not be indicative of actual results of operations that would have been obtained, or that may be realized in the future, if the acquisition had occurred on January 1, 1998.

(In thousands, except per share amounts)
                                                          1999           1998
--------------------------------------------------------------------------------
Operating revenues                                     $ 295,074      $ 307,208
Net earnings                                           $   7,965      $  10,778
Net earnings per share:
  Basic                                                $    0.97      $    1.31
  Diluted                                              $    0.92      $    1.27
--------------------------------------------------------------------------------

                     TRANSPORT CORPORATION OF AMERICA, INC.


(14)     QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for 2000, 1999, and 1998:

         (In thousands, except per share amounts)

                                                           Quarter
                                        ----------------------------------------------
2000:                                      First      Second      Third       Fourth
--------------------------------------------------------------------------------------
Operating revenues                       $ 72,200    $ 73,431    $ 73,549    $ 71,431
Operating income                            3,665       4,211       5,083       3,537
--------------------------------------------------------------------------------------
Net earnings                             $    914    $  1,263    $  1,647    $    849

Net earnings per common share:
  Basic                                  $   0.11    $   0.15    $   0.20    $   0.10
  Diluted                                $   0.10    $   0.12    $   0.17    $   0.08
======================================================================================

                                                           Quarter
                                        ----------------------------------------------
1999:                                      First      Second      Third       Fourth*
--------------------------------------------------------------------------------------
Operating revenues                       $ 67,145    $ 75,034    $ 70,722    $ 72,684
Operating income                            4,979       8,402       6,366       1,324
--------------------------------------------------------------------------------------
Net earnings (loss)                      $  2,079    $  3,959    $  2,644    $   (406)

Net earnings (loss) per common share:
  Basic                                  $   0.26    $   0.49    $   0.32    $  (0.05)
  Diluted                                $   0.25    $   0.46    $   0.31    $  (0.05)
======================================================================================

                                                           Quarter
                                        ----------------------------------------------
1998:                                      First      Second      Third       Fourth
--------------------------------------------------------------------------------------
Operating revenues                       $ 49,488    $ 53,075    $ 74,087    $ 69,263
Operating income                            3,157       4,680       7,885       6,746
--------------------------------------------------------------------------------------
Net earnings                             $  1,300    $  2,214    $  3,940    $  3,202

Net earnings per common share:
  Basic                                  $   0.19    $   0.33    $   0.50    $   0.41
  Diluted                                $   0.19    $   0.33    $   0.48    $   0.38
======================================================================================

* Includes $2.7 million pre-tax special bad debt provision due to increased exposure risk in the fourth quarter of 1999.

(15)     RELATED PARTY TRANSACTIONS

         During fiscal 2000, 1999, and 1998, the Company paid MicroMation, Inc.
            $151,710, $469,357, and $193,362, respectively, for information technology services, primarily for the development of the Company's web site and document imaging systems. Robert J. Meyers, the Company's President and Chief Executive Officer, is a founder, former executive officer, and current stockholder of MicroMation, Inc.