Form 10-Q
period 2001-03-31
TRANSPORT CORPORATION OF AMERICA INC
filed 2001-05-14
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Registrant’s telephone number, including area code: (651) 686-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to
file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES   X  NO

As of May 10, 2001, the Company had outstanding 7,192,089 shares of Common Stock, $.01 par value.

This Form 10-Q consists of 11 pages.

TRANSPORT CORPORATION OF AMERICA, INC.
Quarterly Report on Form 10-Q

Table of Contents

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes

Consolidated Balance Sheets as of
March 31, 2001 and December 31, 2000	Page 3

Consolidated Statements of Operations for the
three months ended March 31, 2001 and 2000	Page 4

Consolidated Statements of Cash Flows for the
three months ended March 31, 2001 and 2000	Page 5

Notes to Consolidated Financial
Statements	Page 6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	Page 7

Item 3.	Quantitative and Qualitative Disclosure about
	Market Risk	Page 10

Part II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form
	8-K	Page 11

Item 1. Financial Statements

Transport Corporation of America, Inc.
Consolidated Balance Sheets
(In thousands)

	March 31, 2001 (unaudited)	December 31, 2000 *

Assets
Current assets:
Cash and cash equivalents	$234	$234
Trade accounts receivable, net	28,986	31,279
Other receivables	395	561
Operating supplies - inventory	1,197	1,244
Deferred income tax benefit	3,100	3,087
Prepaid expenses	4,467	1,974

Total current assets	38,379	38,379

Property and equipment:
Land, buildings, and improvements	19,934	19,907
Revenue equipment	224,773	227,205
Other equipment	23,319	22,881

Total property and equipment	268,026	269,993
Less accumulated depreciation	(85,070)	(78,947)

Property and equipment, net	182,956	191,046
Other assets, net	26,851	27,231

Total assets	$248,186	$256,656

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$74,666	$18,670
Current maturities of capital lease obligations	4,014	3,964
Accounts payable	5,015	5,221
Checks issued in excess of cash balances	2,398	4,099
Due to independent contractors	2,877	2,395
Accrued expenses	12,856	12,527

Total current liabilities	101,826	46,876

Long-term debt, less current maturities	7,330	68,591
Capital lease obligations, less current maturities	26,278	27,294

Deferred income taxes	32,770	33,207

Shareholders’ equity:
Common stock	72	72
Additional paid-in capital	30,140	30,094
Retained earnings	49,770	50,522

Total shareholders’ equity	79,982	80,688

Total liabilities and shareholders’ equity	$248,186	$256,656

*	Based upon audited financial statements See accompanying notes to consolidated financial statements

Transport Corporation of America, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2001	2000

Operating revenues	$66,107	$72,200

Operating expenses:
Salaries, wages, and benefits	19,264	20,722
Fuel, maintenance, and other expenses	9,887	9,831
Purchased transportation	22,061	24,249
Depreciation and amortization	7,584	7,186
Insurance, claims and damage	2,362	2,022
Taxes and licenses	1,182	1,284
Communications	618	886
Other general and administrative expenses	2,344	2,864
(Gain) loss on sale of property and equipment	49	(509)

Total operating expenses	65,351	68,535

Operating income	756	3,665

Interest expense	1,993	2,170
Interest income	(5)	(3)

Interest expense, net	1,988	2,167

Earnings (loss) before income taxes	(1,232)	1,498

Provision (benefit) for income taxes	(480)	584

Net earnings (loss)	$(752)	$914

Net earnings (loss) per share:
Basic	$(0.10)	$0.11

Diluted	$(0.10)	$0.10

Average common shares outstanding:
Basic	7,189,349	8,318,514
Diluted	7,189,349	9,094,612

See accompanying notes to consolidated financial statements

Transport Corporation of America, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2001	2000

Operating activities:
Net earnings (loss)	$(752)	$914
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	7,584	7,186
Loss (gain) on sale of property and equipment	49	(509)
Deferred income taxes	(450)	375
Changes in operating assets and liabilities:
Trade receivables	2,293	(2,215)
Other receivables	166	(1,443)
Operating supplies	47	83
Prepaid expenses and tires	(2,493)	(2,668)
Accounts payable	(206)	929
Due to independent contractors	482	481
Accrued expenses	329	385

Net cash provided by operating activities	7,049	3,518

Investing activities:
Purchases of revenue equipment	(97)	(7,333)
Purchases of property and other equipment	(450)	(2,441)
Proceeds from sales of equipment	1,384	3,335

Net cash provided (used) in investing activities	837	(6,439)

Financing activities:
Proceeds from issuance of common stock,
and exercise of options and warrants	46	45
Proceeds from issuance of long-term debt	91	0
Principal payments on long-term debt	(4,672)	(3,897)
Proceeds from issuance of notes payable to bank	25,150	28,370
Principal payments on notes payable to bank	(26,800)	(24,320)
Change in net checks issued in excess of cash balances	(1,701)	2,700

Net cash provided (used) by financing activities	(7,886)	2,898

Net decrease in cash	0	(23)
Cash and cash equivalents, beginning of period	234	745

Cash and cash equivalents, end of period	$234	$722

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,937	$2,152
Income taxes	90	417

See accompanying notes to consolidated financial statements

TRANSPORT CORPORATION OF AMERICA, INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

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

These financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s most recent annual financial statements on Form 10-K for the year ended December 31, 2000. The policies described in that report are used in preparing quarterly reports. Certain balances from prior periods have been restated to conform to current presentation.

The Company’s business is seasonal. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.	Effect of New Accounting Standard

The Company implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. The adoption of SFAS 133 has not had any impact on the Company’s results of operations for the first quarter of 2001 or financial condition as of March 31, 2001.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Operating revenues were $66.1 million for the quarter ended March 31, 2001, compared to $72.2 million for the same quarter of 2000. The revenue decline in 2001 reflects a general slowing of freight shipments by the Company’s major accounts, including significant reductions by two of the Company’s largest accounts. Revenues per mile, excluding fuel surcharges, were $1.27 per mile for the first quarter of both 2001 and 2000. Reflecting lower freight volume and a greater number of unseated tractors in 2001, equipment utilization, as measured by average revenues per tractor per week, including fuel surcharges, was $2,492 during the first quarter of 2001, compared to $2,612 for the same quarter of 2000.

At March 31, 2001 and 2000, respectively, the Company’s fleet included 1,262 and 1,274 Company-owned tractors, and 761 and 776 tractors owned by independent contractors.

Salaries, wages, and benefits, as a percentage of operating revenues, were 29.1% for the first quarter of 2001, compared to 28.7% for the same quarter of 2000. The percentage increase is a reflection of lower revenues in 2001, partially offset by reductions in salaries, wages, and benefits expense in the same period. Efficiency, as measured by average annualized revenues per non-driver employee, was $507,000 for the first quarter of 2001, compared to $546,000 for the same quarter of 2000. The decline is primarily a reflection of lower revenue volumes in 2001.

Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 15.0%, compared to 14.3% for the same quarter of 2000. The increase in 2001 reflects higher equipment operating costs due to adverse weather conditions and higher fuel costs.

Purchased transportation, as a percentage of operating revenues, increased to 33.4% for the first quarter of 2001, compared to 32.9% for the same quarter of 2000. Expenses in 2001 reflect an increased pass-through of fuel surcharge revenues to independent contractors, a greater proportion of miles driven by independent contractors, and the effects of an independent contractor rate increase implemented after the first quarter of 2000.

Depreciation and amortization, as a percentage of operating revenues, was 11.5% of operating revenues for the first quarter of 2001, compared to 9.9% for the same quarter of 2000. The increase is primarily a result of leasehold improvements and computer software that were placed in service after the first quarter of 2000.

Insurance, claims and damage expense, as a percentage of operating revenues, was 3.6% for the first quarter of 2001, compared to 2.8% for the same quarter of 2000. The increase is primarily a result of higher liability insurance premium expense and unfavorable accident and claims experience in 2001.

Other general and administrative expense, as a percentage of operating revenues, was 3.5% for the first quarter of 2001, compared to 4.0% for the same quarter of 2000. The decline is primarily a result of $0.4 million of one-time expenses associated with the terminated merger in the first quarter of 2000.

Net interest expense, as a percentage of operating revenues, was 3.0% for the first quarter of both 2001 and 2000.

Loss on the disposition of equipment was $49,000 for the first quarter of 2001, compared to a gain of $509,000 for the same quarter of 2000, reflecting fewer equipment dispositions and a softer used equipment market in 2001.

The effective tax rate for the first quarter of both 2001 and 2000 was 39.0%.

As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues) was 98.9% for the first quarter of 2001, compared to 94.9% for the first quarter of 2000. Net loss for the first quarter of 2001 was $0.8 million, or 1.2% of operating revenues, compared to a net profit of $0.9 million, or 1.3% of operating revenues, for the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the first quarter of 2001 was $7.0 million, including $0.6 million provided by the net change of operating assets and liabilities.

Investing activities for the first quarter of 2001 provided net cash of $0.8 million. Proceeds from sales of equipment exceeded expenditures for revenue and other equipment during the first quarter of 2001.

Financing activities for the first quarter of 2001 consumed $7.9 million, including $1.7 million representing net repayments of the Company’s credit facility and $4.7 million principal payments on long-term debt. As of March 31, 2001, the Company had no outstanding non-cancelable commitments for the purchase of revenue or other equipment.

Working capital was negative $63.4 million, including $58.5 million associated with the Company’s credit facility, compared to negative $8.5 million at December 31, 2000. As required by accounting rules, the Company has classified as a current liability the outstanding balance of its credit facility as of March 31, 2001, because it will mature within twelve months of the balance sheet date. Credit facility balances were previously classified as a long-term liability.

The Company has a credit agreement with seven banks for an unsecured credit facility with maximum combined borrowings and letters of credit of $65 million. Amounts actually available under the credit facility are limited by the Company’s accounts receivable and unencumbered revenue equipment. The credit facility is used to meet working capital needs, purchase revenue equipment and other assets, and to satisfy letter of credit requirements associated with the Company’s self-insured retention arrangements. At March 31, 2001, there were outstanding borrowings and letters of credit of $58.5 million and $1.8 million, respectively. During 2001, the Company negotiated an amendment to its credit agreement, relaxing a certain covenant restriction as of March 31, 2001, and reducing maximum borrowings available under the credit facility. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations and the credit facility. The Company has commenced activities to replace the credit facility, which expires on March 30, 2002, and believes that it will be successful in arranging such financing.

FORWARD-LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report, elsewhere in this Report, in future filings by the Company with the SEC, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts, are forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements which speak only as of the date made. The following important factors, among other things, in some cases have affected and in the future could affect the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the highly competitive conditions that currently exist in the Company’s market and the Company’s ability to compete, (2) the Company’s ability to recruit, train, and retain qualified drivers, (3) increases in fuel prices, and the Company’s ability to recover these costs from its customers, (4) changes in governmental regulations applicable to the Company’s operations, (5) adverse weather conditions, (6) accidents, (7) the market for used revenue equipment, and (8) downturns in general economic conditions affecting the Company and its customers. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise or update any previously made forward-looking statements. Unanticipated events are likely to occur.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks with its $65 million credit agreement, of which $58.5 million was outstanding at March 31, 2001. The agreement bears interest at a variable rate, which was 6.8% at March 31, 2001. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase. Although the Company does not currently employ derivatives or similar instruments to hedge against increases in fuel prices, fuel surcharge provisions enable the Company to reduce the effects of price increases.

PART II OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K:

(a) Exhibits:

Exhibit Number	Description

11.1 Statement re: Computation of Net Earnings per Share

(b) Reports on Form 8-K No reports on Form 8-K were filed during the three months ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSPORT CORPORATION OF AMERICA, INC.

Date: May 11, 2001	/s/ Robert J. Meyers
Robert J. Meyers
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Keith R. Klein
Keith R. Klein
Chief Financial Officer
(Principal Financial Officer)