Form 10-Q
period 2001-06-30
TRANSPORT CORPORATION OF AMERICA INC
filed 2001-08-14
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24908


                     TRANSPORT CORPORATION OF AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MINNESOTA                                              41-1386925
          ---------                                              ----------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                             1715 YANKEE DOODLE ROAD
                             EAGAN, MINNESOTA 55121
                             -----------------------
              (Address of principal executive offices and zip code)

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


         As of August 12, 2001, the Company had outstanding 7,202,363 shares of Common Stock, $.01 par value.



                      This Form 10-Q consists of 15 pages.

                     TRANSPORT CORPORATION OF AMERICA, INC.
                          Quarterly Report on Form 10-Q

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements and Notes

             Consolidated Balance Sheets as of
             June 30, 2001 and December 31, 2000........................  Page 3

             Consolidated Statements of Operations for the three
             and six months ended June 30, 2001 and 2000................  Page 4

             Consolidated Statements of Cash Flows for the
             six months ended June 30, 2001 and 2000....................  Page 5

             Notes to Consolidated Financial Statements.................  Page 6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................  Page 7

Item 3.      Quantitative and Qualitative Disclosure about Market
             Risk....................................................... Page 12


PART II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders........ Page 13

Item 6.      Exhibits and Reports on Form 8-K........................... Page 13

                     Transport Corporation of America, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                                        June 30,    December 31,
                                                         2001           2000
                                                       ---------     ----------
ASSETS                                                (Unaudited)        *
Current assets:
      Cash and cash equivalents                        $   1,074      $     234
      Trade accounts receivable, net                      31,754         31,279
      Other receivables                                      485            561
      Operating supplies - inventory                       1,163          1,244
      Deferred income tax benefit                          3,151          3,087
      Prepaid expenses                                     3,379          1,974
                                                       ---------      ---------
Total current assets                                      41,006         38,379

Property and equipment:
      Land, buildings, and improvements                   19,961         19,907
      Revenue equipment                                  224,495        227,205
      Other equipment                                     23,723         22,881
                                                       ---------      ---------
        Total property and equipment                     268,179        269,993
        Less accumulated depreciation                    (92,167)       (78,947)
                                                       ---------      ---------
           Property and equipment, net                   176,012        191,046
Other assets, net                                         26,582         27,231
                                                       ---------      ---------
Total assets                                           $ 243,600      $ 256,656
                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt             $  70,409      $  18,670
      Current maturities of capital lease obligations      4,101          3,964
      Accounts payable                                     5,301          5,221
      Checks issued in excess of cash balances             3,892          4,099
      Due to independent contractors                       1,898          2,395
      Accrued expenses                                    12,862         12,527
                                                       ---------      ---------
Total current liabilities                                 98,463         46,876

Long-term debt, less current maturities                    6,358         68,591
Capital lease obligations, less current maturities        25,209         27,294

Deferred income taxes                                     33,197         33,207

Commitments and contingencies

Stockholders' equity
      Common stock                                            72             72
      Additional paid-in capital                          30,155         30,094
      Retained earnings                                   50,146         50,522
                                                       ---------      ---------
Total stockholders' equity                                80,373         80,688
                                                       ---------      ---------
Total liabilities and stockholders' equity             $ 243,600      $ 256,656
                                                       =========      =========

* Based upon audited financial statements

          See accompanying notes to consolidated financial statements

                     Transport Corporation of America, Inc.
                      Consolidated Statements of Operations
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                             Three months ended               Six months ended
                                                                  June 30,                         June 30,
                                                       -----------------------------     -----------------------------
                                                           2001             2000             2001             2000
                                                       ------------     ------------     ------------     ------------
Operating revenues                                     $     69,395     $     73,431     $    135,502     $    145,631

Operating expenses:
      Salaries, wages, and benefits                          20,359           21,346           39,623           42,068
      Fuel, maintenance, and other expenses                  10,100           10,525           19,987           20,819
      Purchased transportation                               22,470           22,717           44,531           46,503
      Revenue equipment leases                                   18               88               32              169
      Depreciation and amortization                           7,490            7,313           15,074           14,499
      Insurance, claims and damage                            2,227            2,397            4,589            4,419
      Taxes and licenses                                      1,319            1,260            2,501            2,544
      Communications                                            726              937            1,344            1,823
      Other general and administrative expenses               2,292            2,455            4,622            5,238
      Loss (gain) on sale of property and equipment              10              182               59             (327)
                                                       ------------     ------------     ------------     ------------
           Total operating expenses                          67,011           69,220          132,362          137,755
                                                       ------------     ------------     ------------     ------------

Operating income                                              2,384            4,211            3,140            7,876

Interest expense                                              1,769            2,240            3,762            4,410
Interest income                                                  (2)             (99)              (7)            (102)
                                                       ------------     ------------     ------------     ------------
Interest expense, net                                         1,767            2,141            3,755            4,308
                                                       ------------     ------------     ------------     ------------

Earnings (loss) before income taxes                             617            2,070             (615)           3,568

Provision (benefit) for income taxes                            241              807             (239)           1,391
                                                       ------------     ------------     ------------     ------------

Net earnings (loss)                                    $        376     $      1,263     $       (376)    $      2,177
                                                       ============     ============     ============     ============
Net earnings (loss) per share:
      Basic                                            $       0.05     $       0.15     $      (0.05)    $       0.26
                                                       ============     ============     ============     ============
      Diluted                                          $       0.05     $       0.12     $      (0.05)    $       0.22
                                                       ============     ============     ============     ============
Average common shares outstanding:
      Basic                                               7,192,032        8,323,991        7,190,698        8,321,253
      Diluted                                             7,203,740       10,356,660        7,190,698        9,725,636


See accompanying notes to consolidated financial statements

                     Transport Corporation of America, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                   Six months ended
                                                                                       June 30,
                                                                                 ---------------------
                                                                                   2001         2000
                                                                                 --------     --------
Operating activities:
      Net (loss) earnings                                                        $   (376)    $  2,177
      Adjustments to reconcile net earnings to net cash provided by operating activities:
                Depreciation and amortization                                      15,074       14,499
                Loss (gain) on sale of property and equipment                          59         (327)
                Deferred income taxes                                                 (74)       1,347
                Changes in operating assets and liabilities:
                     Trade receivables                                               (475)      (2,847)
                     Other receivables                                                 76          585
                     Operating supplies                                                81          184
                     Prepaid expenses and tires                                    (1,405)      (1,811)
                     Accounts payable                                                  80         (792)
                     Due to independent contractors                                  (497)         123
                     Accrued expenses                                                 335          352
                                                                                 --------     --------
                Net cash provided by operating activities                          12,878       13,490
                                                                                 --------     --------
Investing activities:
      Purchases of revenue equipment                                                 (198)      (7,549)
      Purchases of property and other equipment                                      (883)      (4,682)
      Proceeds from sales of equipment                                              1,631        5,028
                                                                                 --------     --------
                Net cash provided (used) by investing activities                      550       (7,203)
                                                                                 --------     --------
Financing activities:
      Proceeds from issuance of common stock,
           and exercise of options and warrants                                        61           73
      Principal payments on long-term debt                                         (9,292)      (7,853)
      Proceeds from issuance of notes payable to bank                              59,100       65,170
      Principal payments on notes payable to bank                                 (62,250)     (65,670)
      Change in net checks issued in excess of cash balances                         (207)       1,801
                                                                                 --------     --------
                Net cash used by financing activities                             (12,588)      (6,479)
                                                                                 --------     --------
Net increase (decrease) in cash                                                       840         (192)
Cash and cash equivalents, beginning of period                                        234          745
                                                                                 --------     --------
Cash and cash equivalents, end of period                                         $  1,074     $    553
                                                                                 ========     ========
Supplemental disclosure of cash flow information:
      Cash paid during the period for:
           Interest                                                              $  3,600     $  4,354
           Income taxes, net                                                          114          448

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

                  The Company's business is seasonal. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.       Commitments

                  As of June 30, 2001 the Company had gross commitments for the purchase of approximately $20 million of revenue equipment, with deliveries anticipated during the remainder of 2001 and in 2002.

3.       Effect of New Accounting Standard

                  The Company implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. The adoption of SFAS 133 has not had any impact on the Company's results of operations for the first six months of 2001 or its financial condition as of June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Three Months Ended June 30, 2001 and 2000

                  Operating revenues were $69.4 million for the quarter ended June 30, 2001, compared to $ 73.4 million for the quarter ended June 30, 2000. The decline of revenues in 2001 reflects weak economic conditions that have led to reduced shipments among the Company's manufacturing, industrial and retail customers. Revenues per mile, excluding fuel surcharges, were $1.28 for the second quarter of both 2001 and 2000. Equipment utilization, as measured by average revenues per tractor per week, was $2,633 during the second quarter of 2001, compared to $2,748 for the same quarter of 2000. The decline reflects lower freight volume, a higher percentage of empty miles driven, and a greater number of unseated tractors in 2001.

                  At June 30, 2001 and 2000, respectively, the Company's fleet included 1,259 and 1,288 Company-owned tractors, and 732 and 739 tractors owned by independent contractors.

                  Salaries, wages, and benefits, as a percentage of operating revenues, was 29.4% for the second quarter of 2001, compared to 29.1% for the same quarter of 2000. The percentage increase reflects an increase in the driver compensation package that was placed into effect in the first quarter of 2001, and higher medical and workers compensation claim expenses in 2001, partially offset by reductions in non-driver payroll expense in 2001. Efficiency, as measured by average annualized revenues per non-driver employee, was $560,600 for the second quarter of 2001, compared to $557,300 for the same quarter of 2000.

                  Fuel, maintenance, and other expenses, as a percentage of operating revenues, was 14.6 % for the second quarter of 2001, compared to 14.4% for the same quarter of 2000. The percentage increase in 2001 reflects higher fuel costs and increases in other fleet operating costs, partially offset by a decline in the proportion of miles driven by employee drivers as a percentage of all miles driven, when compared to the same period of 2000.

                  Purchased transportation, as a percentage of operating revenues, was 32.4% for the second quarter of 2001, compared to 30.9% for the same quarter of 2000. Expenses in 2001 reflect a greater proportion of miles driven by independent contractors, an increased pass-through of fuel surcharge revenues to independent contractors, and an independent contractor rate increase implemented after the second quarter of 2000.

                  Depreciation and amortization, as a percentage of operating revenues, was 10.8% of operating revenues for the second quarter of 2001, compared to 10.0% for the same quarter of 2000. The percentage increase is primarily the result of leasehold improvements and computer software that were placed in service after the second quarter of 2000, and the effect of lower revenues in 2001.

                  Insurance, claims and damage expense as a percentage of operating revenues was 3.2% and 3.3% for the second quarter of 2001 and 2000, respectively. The percentage decrease reflects lower accident and claims experience in 2001, partially offset by higher liability insurance premium expense.

                  Taxes and licenses, as a percentage of operating revenues, was 1.9% for the second quarter of 2001, compared to 1.7% for the same quarter of 2000. The percentage increase primarily reflects the effect of lower revenues in the second quarter of 2001, when compared to 2000.

                  Communication, as a percentage of operating revenues, was 1.0% for the second quarter of 2001, compared to 1.3% for the same quarter of 2000. The percentage decrease is primarily the result of favorable rates for communication services in 2001.

                  Other general and administrative expenses, as a percentage of operating revenues, was 3.3% for the second quarter of 2001, compared to 3.4% for the same quarter of 2000.

                  Net interest expense, as a percentage of operating revenues, was 2.5% for the second quarter 2001, compared to 2.9% for the same quarter of 2000. The decline reflects reduced average outstanding debt and lower average rates in 2001, compared to the same quarter of 2000.

                  Loss on the disposition of revenue equipment was $10,000 for the second quarter of 2001, compared to a loss of $182,000 for the same quarter of 2000, reflecting fewer equipment dispositions in 2001.

                  The effective tax rate for the second quarter of both 2001 and 2000 was 39.0%.

                  As a result of the items discussed above, the Company's operating ratio (operating expenses as a percentage of operating revenues) was 96.6% during the second quarter of 2001, compared to 94.3% for the year ago quarter. Net earnings for the second quarter of 2001 were $0.4 million, or 0.5% of operating revenues, compared to $1.3 million, or 1.7% of operating revenues, for the same quarter of 2000.

         Six Months Ended June 30, 2001 and 2000

                  Operating revenues were $135.5 million for the six months ended June 30, 2001, compared to $145.6 million for the same period of 2000. The revenue decline reflects weak economic conditions throughout 2001 that have led to reduced shipments among the Company's largest customers. Revenues per mile, excluding fuel surcharges, were $1.27 for the first six months of both 2001 and 2000. Equipment utilization, as measured by average revenue per tractor per week, including fuel surcharges, was $2,562 for the first six months of 2001, compared to $2,679 for the same period of 2000. The decline of equipment utilization reflects lower freight volumes, a higher percentage of deadhead miles in 2001, and a greater number of unseated tractors in 2001.

                  Salaries, wages, and benefits, as a percentage of operating revenues, was 29.3% for the first six months of 2001, compared to 28.9% for the same period of 2000. The percentage increase reflects an increase in the driver compensation package 2001 that was placed into effect late in the first quarter of 2001 and higher benefits expenses in 2001, partially offset by reductions in non-driver payroll expense in 2001.

                  Fuel, maintenance, and other expenses, as a percentage of operating revenues, was 14.8% for the first six months of 2001, compared to 14.3% for the same period of 2000. The percentage increase in 2001 reflects higher equipment operating costs due to adverse weather conditions in the first quarter of 2001 and higher fuel costs, partially offset be a decline of the proportion of miles driven by employee drivers as a percentage of all miles driven, when compared to the same period of 2000.

                  Purchased transportation, as a percentage of operating revenues, was 32.9% for the first six months of 2001, compared to 31.9% for the same period of 2000. The percentage increase in 2001 is primarily a result of a greater proportion of miles driven by independent contractors, an increased pass-through of fuel surcharge revenues to independent contractors, and an independent contractor rate increase implemented in the third quarter of 2000.

                  Depreciation and amortization, as a percentage of operating revenues, was 11.1% for the first six months of 2001, compared to 10.0% for the same period of 2000. The increase is primarily a result of leasehold improvements and computer software that were placed in service after the first six months of 2000, and the effect of lower revenues in 2001.

                  Insurance, claims and damage expense as a percentage of operating revenues was 3.4% for the first six months of 2001, compared to 3.0% for the same period of 2000. The increase is primarily a result of higher liability insurance premium expense and unfavorable accident and claims experience in the first quarter of 2001.

                  Taxes and licenses, as a percentage of operating revenues, was 1.8% for the first six months of 2001, compared to 1.7% for the same period of 2000. The percentage increase primarily reflects the effect of lower revenues in 2001, when compared to 2000.

                  Communication, as a percentage of operating revenues, was 1.0% for the first six months of 2001, compared to 1.3% for the same period of 2000. The percentage decrease is primarily the result of favorable rates for communication services in 2001.

                  Other general and administrative expense, as a percentage of operating revenues, was 3.4% for the first six months of 2001, compared to 3.7% for the same period of 2000. The decline is primarily a result of one-time expenses associated with a terminated merger in the first quarter of 2000 and other expense reduction initiatives implemented in 2001.

                  Net interest expense, as a percentage of operating revenues, was 2.8% for the first six months of 2001, compared to 2.9% for the same period of 2000. The decrease primarily reflects lower average outstanding debt balances during 2001.

                  The effective tax rates for the first six months of both 2001 and 2000 was 39.0%.

                  As a result of the items discussed above, the Company's operating ratio (operating expenses as a percentage of operating revenues) was 97.7% during the first six months of 2001, compared to 94.6% for the year ago period. Net loss for the first six months of 2001 was $0.4 million, or 0.3% of operating revenues, compared to net profit of $2.2 million, or 1.5% of operating revenues, for the year ago period of 2000.

         LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities for the first six months of 2001 was $12.9 million, including $2.0 million consumed by the net change of operating assets and liabilities.

                  Investing activities for the first six months of 2001 provided net cash of $0.6 million. Proceeds from sales of equipment exceeded expenditures for revenue and other equipment during the first six months of 2001.

                  Financing activities for first six months of 2001 consumed net cash of $12.6 million for the first six months of 2001, including $3.2 million representing net repayments to the Company's credit facility and $9.3 million for net repayments of long-term debt. As of June 30, 2001, the Company had outstanding commitments of approximately $20 million for the purchase of revenue equipment, which will be partially offset by anticipated proceeds from used equipment dispositions and trade-in amounts.

                  Working Capital was negative $57.3 million, including $57.0 million associated with the Company's credit facility, compared to negative $8.5 million at December 31, 2000. As required by accounting rules, the Company has classified the outstanding balance of its credit facility as a current liability as of June 30, 2001, because it will mature within twelve months of the balance sheet date. At December 31, 2000, the credit facility balance was classified as a long-term liability.

                  The Company has a credit agreement with seven major banks for an unsecured credit facility with maximum combined borrowings and letters of credit of $62 million. Amounts actually available under the credit facility are limited by the Company's accounts receivable and unencumbered revenue equipment. The credit facility is used to meet working capital needs, purchase revenue equipment and other assets, and to satisfy letter of credit requirements associated with the Company's self-insured retention arrangements. At June 30, 2001, there were outstanding borrowings and letters of credit of $57.0 million and $1.8 million, respectively. During 2001, the Company negotiated amendments to certain covenant restrictions related to financial ratios required under its credit agreement, and reduced maximum borrowings available under the credit facility. The Company has commenced negotiations to replace the credit facility, which expires on March 30, 2002, and believes it will be successful in arranging such financing. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, the credit facility, and other borrowing arrangements related to revenue equipment purchases.


         NEW ACCOUNTING PRONOUNCEMENTS

                  In July of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The

         Company will be required to adopt Statement 142 beginning January 1, 2002. The impact of adoption of Statement 142 on the Company's financial statements has not yet been determined.


         FORWARD-LOOKING STATEMENTS

                  Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's Annual Report, elsewhere in this Report, in future filings by the Company with the SEC, in the Company's press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts, are forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The following important factors, among other things, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the highly competitive conditions that currently exist in the Company's market and the Company's ability to compete, (2) the Company's ability to recruit, train, and retain qualified drivers, (3) increases in fuel prices, and the Company's ability to recover these costs from its customers, (4) changes in governmental regulations applicable to the Company's operations, (5) adverse weather conditions, (6) accidents, (7) the market for used revenue equipment, (8) changes in interest rates at which the Company borrows money, and (9) downturns in general economic conditions affecting the Company and its customers. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise or update any previously made forward-looking statements. Unanticipated events are likely to occur.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

                  The Company is exposed to certain market risks with its $62 million credit agreement, of which $57.0 million was outstanding at June 30, 2001. The agreement bears interest at a variable rate, which was 6.5% at June 30, 2001. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase. Although the Company does not currently employ derivatives or similar instruments to hedge against increases in fuel prices, fuel surcharge provisions enable the Company to reduce the effects of price increases.

PART II   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

                  On May 22, 2001 the Company held its Annual Meeting of Shareholders. At the meeting, the following actions were taken:

         (a)      The following persons were elected to the Company's Board of
                  Directors:

                                                Votes For         Votes Withheld
                                                ---------         --------------
                  William D. Slattery           6,262,475            597,316
                  Robert J. Meyers              6,185,078            674,713
                  Anton J. Christianson         6,377,261            482,530
                  Michael J. Paxton             6,363,478            496,313
                  Kenneth J. Roering            6,374,078            485,713

         (b) The Company's shareholders approved the adoption of Transport America's 2001 Employee Stock Purchase Plan by a vote of 6,561,522 shares in favor, 282,747 shares against, and 15,522 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits:

         Exhibit
         Number          Description
         -------         -----------

         11.1     Statement re: Computation of Net Earnings per Share

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRANSPORT CORPORATION OF AMERICA, INC.

Date: August 13, 2001                     /s/ Robert J. Meyers
                                          --------------------------------------
                                          Robert J. Meyers
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                          /s/ Keith R. Klein
                                          --------------------------------------
                                          Keith R. Klein
                                          Chief Financial Officer and Chief
                                          Information Officer
                                          (Principal Financial Officer)