Form 10-Q
period 2001-09-30
TRANSPORT CORPORATION OF AMERICA INC
filed 2001-11-14
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES _X_ NO ___

     As of November 9, 2001, the Company had outstanding 7,203,815 shares of Common Stock, $.01 par value.



                      This Form 10-Q consists of 15 pages.

                     TRANSPORT CORPORATION OF AMERICA, INC.
                          Quarterly Report on Form 10-Q

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION


Item 1.      Financial Statements and Notes

             Consolidated Balance Sheets as of
             September 30, 2001 and December 31, 2000....................Page  3

             Consolidated Statements of Earnings for the three
             and nine months ended September 30, 2001 and 2000...........Page  4

             Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2001 and 2000...............Page  5

             Notes to Consolidated Financial Statements..................Page  6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................Page  7

Item 3.      Quantitative and Qualitative Disclosure about Market
             Risk........................................................Page 13


PART II.     OTHER INFORMATION

Item 5.      Other Information ..........................................Page 13

Item 6.      Exhibits and Reports on Form 8-K............................Page 13

ITEM 1. FINANCIAL STATEMENTS

                     Transport Corporation of America, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                        September 30,    December 31,
                                                            2001             2000
                                                        ------------     ------------
ASSETS                                                   (unaudited)                *
Current assets:
     Cash and cash equivalents                          $        232     $        234
     Trade accounts receivable, net                           34,126           31,279
     Other receivables                                           548              561
     Operating supplies - inventory                            1,171            1,244
     Deferred income tax benefit                               3,168            3,087
     Prepaid expenses and tires                                2,527            1,974
                                                        ------------     ------------
Total current assets                                          41,772           38,379

Property and equipment:
     Land, buildings, and improvements                        20,019           19,907
     Revenue equipment                                       225,721          227,205
     Other equipment                                          23,981           22,881
                                                        ------------     ------------
       Total property and equipment                          269,721          269,993
       Less accumulated depreciation                         (96,654)         (78,947)
                                                        ------------     ------------
         Property and equipment, net                         173,067          191,046
Other assets, net                                             26,424           27,231
                                                        ------------     ------------

Total assets                                            $    241,263     $    256,656
                                                        ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt               $     16,382     $     18,670
     Current maturities of capital lease obligations           4,170            3,964
     Accounts payable                                          8,405            5,221
     Checks issued in excess of cash balances                  2,388            4,099
     Due to independent contractors                            2,145            2,395
     Accrued expenses                                         13,912           12,527
                                                        ------------     ------------
Total current liabilities                                     47,402           46,876

Long term debt, less current maturities                       54,862           68,591
Capital lease obligations, less current maturities            24,141           27,294

Deferred income taxes                                         33,957           33,207

Stockholders' equity:
     Common stock                                                 72               72
     Additional paid-in capital                               30,205           30,094
     Retained earnings                                        50,624           50,522
                                                        ------------     ------------
Total stockholders' equity                                    80,901           80,688
                                                        ------------     ------------

Total liabilities and stockholders' equity              $    241,263     $    256,656
                                                        ============     ============

* Based upon audited financial statements
  See accompanying notes to consolidated financial statements

                     Transport Corporation of America, Inc.
                       Consolidated Statements of Earnings
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                        Three months ended                Nine months ended
                                                           September 30,                    September 30,
                                                  -----------------------------     -----------------------------
                                                      2001             2000             2001             2000
                                                  ------------     ------------     ------------     ------------
Operating revenues                                $     70,333     $     73,549     $    205,835     $    219,180

Operating expenses:
     Salaries, wages, and benefits                      21,462           20,929           61,085           62,997
     Fuel, maintenance, and other expenses              10,707           10,723           30,694           31,542
     Purchased transportation                           21,636           22,925           66,167           69,428
     Revenue equipment leases                               37               42               69              211
     Depreciation and amortization                       7,448            7,353           22,522           21,852
     Insurance, claims and damage                        2,117            1,739            6,706            6,158
     Taxes and licenses                                  1,411            1,271            3,912            3,815
     Communications                                        703              777            2,047            2,600
     Other general and administrative expenses           2,139            2,641            6,761            7,879
     Loss (gain) on sale of equipment                       65               66              124             (261)
                                                  ------------     ------------     ------------     ------------
Total operating expenses                                67,725           68,466          200,087          206,221
                                                  ------------     ------------     ------------     ------------

Operating income                                         2,608            5,083            5,748           12,959

Interest expense                                         1,811            2,388            5,573            6,798
Interest income                                            (19)              (5)             (26)            (107)
                                                  ------------     ------------     ------------     ------------
Interest expense, net                                    1,792            2,383            5,547            6,691
                                                  ------------     ------------     ------------     ------------

Earnings before income taxes                               816            2,700              201            6,268

Provision for income taxes                                 338            1,053               99            2,444
                                                  ------------     ------------     ------------     ------------

Net earnings                                      $        478     $      1,647     $        102     $      3,824
                                                  ============     ============     ============     ============

Net earnings per share:
     Basic                                        $       0.07     $       0.20     $       0.01     $       0.46
                                                  ============     ============     ============     ============
     Diluted                                      $       0.07     $       0.17     $       0.01     $       0.39
                                                  ============     ============     ============     ============

Average common shares outstanding:
     Basic                                           7,202,184        8,330,780        7,194,569        8,324,452
     Diluted                                         7,218,022        9,881,214        7,203,809        9,777,874

See accompanying notes to consolidated financial statements

                     Transport Corporation of America, Inc.
                      Consolidated Statements of Cash Flows
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                         Nine months ended
                                                                           September 30,
                                                                   -----------------------------
                                                                       2001             2000
                                                                   ------------     ------------
Operating activities:
     Net earnings                                                  $        102     $      3,824
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization                                  22,522           21,852
          Gain (loss) on sale of equipment                                  124             (261)
          Deferred income taxes                                             669            2,999
          Changes in operating assets and liabilities:
            Trade receivable                                             (2,847)          (4,515)
            Other receivable                                                 13              765
            Operating supplies                                               73              200
            Prepaid expenses and tires                                     (553)            (761)
            Accounts payable                                              3,184               (7)
            Due to independent contractors                                 (250)             544
            Accrued expenses                                              1,385             (359)
                                                                   ------------     ------------
          Net cash provided by operating activities                      24,422           24,281
                                                                   ------------     ------------
Investing activities:
     Payments for purchases of revenue equipment                         (6,397)          (8,057)
     Payments for purchases of property and other equipment              (1,290)          (7,073)
     Increase in other assets                                              (118)               0
     Proceeds from sales of equipment                                     3,945            7,438
                                                                   ------------     ------------
          Net cash used in investing activities                          (3,860)          (7,692)
                                                                   ------------     ------------
Financing activities:
     Proceeds from issuance of common stock,
        and exercise of options and warrants                                111              114
     Proceeds from issuance of long-term debt                            26,581                0
     Principal payments on long-term debt                               (14,395)         (12,145)
     Proceeds from issuance of notes payable to bank                     64,350           90,620
     Principal payments on notes payable to bank                        (95,500)         (99,470)
     Change in net checks issued in excess of cash balances              (1,711)           3,899
                                                                   ------------     ------------
          Net cash used by financing activities                         (20,564)         (16,982)
                                                                   ------------     ------------

Net decrease in cash                                                         (2)            (393)
Cash and cash equivalents, beginning of period                              234              745
                                                                   ------------     ------------
Cash and cash equivalents, end of period                           $        232     $        352
                                                                   ============     ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest (net of amount capitalized)                          $      5,116     $      6,466
     Income taxes, net                                                      143              471

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

                  These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's most recent annual financial statements on Form 10-K for the year ended December 31, 2000. The policies described in that report are used in preparing quarterly reports. Certain amounts from prior periods have been restated to conform to current presentation.

                  The Company's business is seasonal. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.          Commitments

                  As of September 30, 2001 the Company had commitments for the purchase of approximately $14 million of revenue equipment, with deliveries anticipated during the remainder of 2001 and in 2002.

3.          Effect of New Accounting Standard

                  The Company implemented SFAS No. 133, "Accounting for
            Derivative Instruments and Hedging Activities," on January 1, 2001. The adoption of SFAS 133 has not had any impact on the Company's results of operations for the first nine months of 2001, or its financial condition as of September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Three Months Ended September 30, 2001 and 2000

                  Operating revenues were $70.3 million for the quarter ended
            September 30, 2001, compared to $ 73.5 million for the same quarter of 2000. The decline of revenues in 2001 reflects continued weak economic conditions that have led to reduced shipments in the Company's primary geographic operating areas and among its larger customers in the manufacturing, automotive, industrial and retail sectors. Reflecting shifts in customer freight mix and a higher percentage of empty miles driven, revenues per mile, excluding fuel surcharges, were $1.26 for the third quarter of 2001, compared to $1.28 for the same quarter of 2000. Equipment utilization, as measured by average revenues per tractor per week, including fuel surcharges, was $2,781 for the third quarter of 2001, compared to $2,838 for the same quarter of 2000. Results for 2001 reflect soft freight demand, a higher percentage of empty miles, and lower fuel surcharge revenues.

                  At September 30, 2001 and 2000, respectively, there were 1,245 and 1,263 tractors assigned to company drivers, and 714 and 746 tractors owned by independent contractors.

                  Salaries, wages, and benefits, as a percentage of operating revenues was 30.5% for the third quarter of 2001, compared to 28.4% for the same period of 2000. The higher percentage in 2001 reflects an increase the proportion of miles driven by employee drivers, as a percentage of all miles driven, an increase in the driver compensation package that was placed into effect in the first quarter of 2001, and higher medical and workers compensation claim expenses in 2001, partially offset by a reduction in non-driver payroll expense in 2001. Efficiency, as measured by average annualized revenues per non-driver employee, was $574,900 for the third quarter of 2001, compared to $559,000 for the same period of 2000. The increase reflects reductions of non-driver personnel in 2001, when compared to the same quarter of 2000.

                  Fuel, maintenance, and other expenses, as a percentage of
            operating revenues, was 15.2 % for the third quarter of 2001, compared to 14.6 % for the same quarter of 2000. The percentage increase in 2001 reflects an increase in the proportion of miles driven by employee drivers, as a percentage of all miles driven, and higher fleet operating costs, partially offset by a decline in fuel costs, when compared to the same quarter of 2000.

                  Purchased transportation, as a percentage of operating
            revenues, was 30.8% for the third quarter of 2001, compared to 31.2% for the same quarter of 2000. The percentage decrease reflects a decline in the proportion of miles driven by independent contractors, as a percentage of all miles driven, lower pass-through to independent contractors of fuel surcharge revenues, partially offset by the effects of an independent contractor rate increase implemented in the third quarter of 2000.

                  Depreciation and amortization, as a percentage of operating revenues, was 10.6% of operating revenues for the third quarter of 2001, compared to 10.0% for the same quarter of 2000. The percentage increase is primarily the result of leasehold improvements and computer software that were placed in service after the second quarter of 2000, and the effect of lower revenues in 2001.

                  Insurance, claims and damage expense, as a percentage of
            operating revenues, was 3.0% for the third quarter of 2001, compared to 2.4% for the same quarter of 2000. The percentage increase reflects higher liability insurance premium expense, higher accident claim costs, and the effect of lower revenues in 2001.

                  Taxes and licenses, as a percentage of operating revenues, was
            2.0% for the third quarter of 2001, compared to 1.7% for the same quarter of 2000. The increase primarily reflects the effect of lower revenues in the third quarter of 2001.

                  Communications, as a percentage of operating revenues, was
            1.0% both third quarters of 2001 and 2000. The effect of favorable rates for communications services in 2001 was offset by the effect of lower revenues in 2001.

                  Other general and administrative expenses, as a percentage of operating revenues, was 3.1% for the third quarter of 2001, compared to 3.7% for the same quarter of 2000. The percentage decrease is primarily a result of reduced driver training costs and expense reduction initiatives in 2001.

                  Net interest expense, as a percentage of operating revenues, was 2.5% for the third quarter 2001, compared to 3.2% for the same quarter of 2000. The percentage decrease reflects lower average outstanding debt and lower average interest rates in 2001, compared to the same quarter of 2000.

                  Loss on the disposition of revenue equipment was $65,000 in the third quarter of 2001, compared to a loss of $66,000 in the third quarter of 2000.

                  The effective tax rate for the third quarter of 2001 was
            41.4%, compared to 39.0% for the same quarter of 2000. The higher rate in 2001 results primarily from the impact of non-deductible items for tax purposes in relation to lower pre-tax earnings.

                  As a result of the items discussed above, the Company's
            operating ratio (operating expenses as a percentage of operating revenues) was 96.3% for the third quarter of 2001, compared to 93.1% for same quarter of 2000. Net earnings for the third quarter of 2001 were $478,000, or 0.7% of operating revenues, compared to $1.6 million, or 2.2% of operating revenues, for the same quarter of 2000.

            Nine Months Ended September 30, 2001 and 2000

                  Operating revenues were $205.8 million for the nine months ended September 30, 2001, compared to $219.2 million for the same period of 2000. The revenue decline reflects the general economic slowdown that has persisted in 2001 and that has reduced shipping activity among the Company's largest customers. Revenues per mile, excluding fuel surcharges, was $1.27 in the first nine months of 2001, compared to $1.28 for the same period of 2000. Equipment utilization, as measured by average revenue per tractor per week, including fuel surcharges, was $2,633 during the first nine months of 2001, compared to $2,731 for the same period of 2000. The decline in 2001 reflects lower freight volume, a higher percentage of empty miles driven, and a greater proportion of unseated tractors in 2001.

                  Salaries, wages, and benefits, as a percentage of operating revenues, were 29.7% for the first nine months of 2001, compared to 28.7% for the same period of 2000. The percentage increase reflects an increase in the driver compensation package that was placed into effect in the first quarter of 2001, and higher benefits expenses in 2001, partially offset by a reduction in non-driver payroll expense in 2001.

                  Fuel, maintenance, and other expenses, as a percentage of
            operating revenues, was 14.9% for the first nine months of 2001, compared to 14.4% for the same period of 2000. The percentage increase reflects higher equipment operating costs, particularly in the first quarter of 2001 due to adverse weather conditions, partially offset by moderating fuel costs.

                  Purchased transportation, as a percentage of operating
            revenues, was 32.1% for the first nine months of 2001, compared to 31.7% for the same period of 2000. The percentage increase reflects an increased pass-through to independent contractors of fuel surcharge revenues, and an independent contractor rate increase implemented in the third quarter of 2000.

                  Depreciation and amortization, as a percentage of operating revenues, was 10.9% for the first nine months of 2001, compared to 10.0% for the same period of 2000. The percentage increase is primarily a result of leasehold improvements and computer software that were placed in service after the first nine months of 2000, and the effect of lower revenues in 2001.

                  Insurance, claims and damage expense, as a percentage of
            operating revenues, was 3.3% for the first nine months of 2001, compared to 2.8% for the same period of 2000. The percentage increase is primarily a result of higher liability insurance premium expense and higher accident and claims experience in 2001.

                  Taxes and licenses, as a percentage of operating revenues, was
            1.9% for the first nine months of 2001, compared to 1.7% for the same period of 2000. The percentage increase primarily reflects the effect of lower revenues in 2001.

                  Communications, as a percentage of operating revenues, was
            1.0% for the first nine months of 2001, compared to 1.2% for the same period of 2000. The percentage decrease primarily reflects the effect of favorable rates for communications services in 2001.

                  Other general and administrative expenses, as a percentage of operating revenues, was 3.3% for the first nine months of 2000, compared to 3.7% for the same period of 2000. The decline is primarily a result of one-time expenses associated with a terminated merger in early 2000, and other expense reduction initiatives implemented in 2001.

                  Net interest expense, as a percentage of operating revenues, was 2.7% of operating revenues for the first nine months of 2001, compared to 3.0% for the same period of 2000. The decrease primarily reflects lower average outstanding debt balances and lower interest rates during 2001.

                  The effective tax rate for the first nine months of 2001 was
            49.2%, compared to 39.0% for the same period of 2000. The higher rate in 2001 results primarily from the impact of non-deductible items for tax purposes in relation to lower pre-tax earnings.

                  As a result of the items discussed above, the Company's
            operating ratio (operating expenses as a percentage of operating revenues) was 97.2% for the first nine months of 2001, compared to 94.1% for the same period of 2000. Net earnings were $102,000, or 0.1% of operating revenues, for the first nine months of 2001, compared to $3.8 million, or 1.7% of operating revenues, for the same period of 2000.

            LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities for the first nine months of 2001 was $24.4 million, including $1.0 million provided by the net change of operating assets and liabilities.

                  Investing activities in the first nine months of 2001 consumed net cash of $3.9 million, primarily for the purchase of new revenue equipment and other equipment, net of proceeds from the disposition of used equipment.

                  Financing activities consumed net cash of $20.6 million in the first nine months of 2001, including $31.2 million representing net repayments to the Company's credit facility, $14.4 million for repayments of long-term debt, and $26.6 million from proceeds from the issuance of new long-term debt associated with new revenue equipment and the refinancing of certain used revenue equipment previously financed under the credit facility. As of September 30, 2001, the Company had outstanding commitments of approximately $14 million for the purchase of revenue equipment, which will be partially offset by anticipated proceeds from used equipment dispositions and trade-in amounts.

                  Working Capital was negative $5.6 million, compared to
            negative $8.5 million at December 31, 2000. In October 2001, the Company replaced its credit facility with a new facility that expires in October 2004. In accordance with accounting rules, the Company has classified the outstanding balance of its credit facility as a long-term liability as of September 30, 2001, because it will mature beyond twelve months of the balance sheet date. The credit facility balance was classified as a long-term liability at December 31, 2000, and as a short-term liability at both March 31, 2001, and June 30, 2001.

                  The Company has a credit agreement for a secured credit
            facility with maximum combined borrowings and letters of credit of $40 million. Amounts actually available under the credit facility are limited by the Company's accounts receivable and unencumbered revenue equipment. The credit facility is used to meet working capital needs, purchase revenue equipment and other assets, and to satisfy letter of credit requirements associated with the Company's self-insured retention arrangements. At September 30, 2001, there were outstanding borrowings and letters of credit of $29.0 million and $2.0 million, respectively. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, the credit facility, and other borrowing arrangements related to revenue equipment purchases.

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

                  In July of 2001, the Financial Accounting Standards Board
            issued Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company will be required to adopt Statement 144 beginning January 1, 2002. The impact of adoption of Statement 144 on the Company's financial statements has not been determined.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

                  The Company is exposed to certain market risks with its $40 million credit agreement, of which $29 million was outstanding at September 30, 2001. The agreement bears interest at a variable rate, which was 7.5% at September 30, 2001. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase. Although the Company does not currently employ derivatives or similar instruments to hedge against increases in fuel prices, fuel surcharge provisions enable the Company to reduce the effects of price increases.


PART II OTHER INFORMATION

Item 5.     Other Information:

                  As indicated in the Company's press release of November 12,
            2001, Michael J. Paxton became President and Chief Executive Officer of the Company on November 12. Recently, Mr. Paxton served as President and Chief Executive Officer of the Sunbeam Health and Safety Company, a subsidiary of Sunbeam Corporation, and has served on the Company's Board of Directors since 1995. Robert J. Meyers, previously President and Chief Executive Officer of the Company, will remain a member of the Company's Board of Directors.

Item 6.     Exhibits and Reports on Form 8-K:

            (a)   Exhibits:

            Exhibit
            Number   Description
            ------   -----------

            10.1 Amended and Restated Credit Agreement dated as of October 5, 2001 among LaSalle Bank, N.A., Firstar Bank, N.A., and the Company

            11.1  Statement re: Computation of Net Earnings per Share

            (b)   Reports on Form 8-K
                  No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRANSPORT CORPORATION OF AMERICA, INC.

Date:   November 13, 2001                   /s/ Michael J. Paxton
       --------------------             ----------------------------------------
                                        Michael J. Paxton
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

                                            /s/ Keith R. Klein
                                        ----------------------------------------
                                        Keith R. Klein
                                        Chief Financial Officer
                                        (Principal Financial Officer)