Form 10-K405
period 2001-12-31
TRANSPORT CORPORATION OF AMERICA INC
filed 2002-04-01
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-24908

TRANSPORT CORPORATION OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1386925
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1715 Yankee Doodle Road
Eagan, Minnesota 55121
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (651) 686-2500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ___X___    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of shares held by non-affiliates of the Registrant as of March 22, 2002 (based on the closing sale price of the Common Stock on that date) was $45,104,098.

As of March 22, 2002, the Company had outstanding 7,248,470 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference: Part III, Items 10, 11, 12 and 13 incorporate by reference portions of Transport Corporation of America, Inc.‘s Proxy Statement for the 2002 Annual Meeting of Stockholders.

This Form 10-K report consists of 59 pages (including exhibits: the index to exhibits is set forth on page 26).

TRANSPORT CORPORATION OF AMERICA, INC.

PART I

Item 1.         BUSINESS

Overview

        Transport Corporation of America, Inc. (the “Company”or “Transport America”) provides a wide range of truckload carriage and logistics services in various lengths of haul in the United States and parts of Canada. The Company has designed its business to provide high-quality, customized transportation and logistics services that allow it to be a preferred partner or core carrier to major shippers. The Company serves as an integral part of the distribution system of many of its major customers, including Hon Company, 3M Company, Toys-R-Us, Federal Express, Ford Motor Company, General Mills, P.P.G. Industries, Polaris Industries, S.C. Johnson &Sons, Sears, Roebuck &Co., and United Sugars Corp. The Company commenced substantial operations in 1984.

        The Company’s customers require time-definite pickup and delivery to support just-in-time inventory management, specialized equipment, such as temperature-controlled trailers, trailers designed to support decking, multi-stop loading and unloading, and sophisticated electronic transaction capabilities to automate the exchange of order, load, and billing data. The Company also provides logistics services by arranging transportation for customers with other third-party transportation providers. To support these complex customer requirements and deliver logistics services cost-effectively, Transport America has developed a sophisticated information management system which it believes makes it a technological leader in the industry.

        The Company carries out its business strategy by assigning an experienced marketing representative to each customer to tailor its logistics services, and by providing a wide range of transportation services, including line-haul, multi-stop capability, regional and local operations, van trailers with and without refrigeration or temperature control, time-definite pickup and delivery, satellite-monitored transit, load-optimization services, and information technology services. The Company also places operations personnel on-site at certain of its customer’s facilities to enhance its logistics services. As part of its mission to serve the transportation and logistics needs of its mostly Fortune 500 customers, Transport America provides dedicated transportation and logistic services.

        The Company completed acquisitions of two private truckload carriers, North Star Transport, Inc. (“North Star”) and Robert Hansen Trucking, Inc. (“RHT”) in 1998 and 1999, respectively. The operations of these carriers were integrated into those of the Company shortly after each acquisition. The Company operated Transport International Express, Inc. from 1997 through 1998.

        In 1999, the Company formed TA Logistics, Inc. (“TA Logistics”), a wholly owned subsidiary. TA Logistics provides services related to transportation procurement and logistics processes. Operations of TA Logistics commenced in the first quarter of 2000.

TRANSPORT CORPORATION OF AMERICA, INC.

Customer Focus and Services

        The Company has designed its business to be a core carrier or preferred partner to major shippers by providing high-quality, tailored transportation and logistics services. The Company serves as an integral part of the distribution system of many of its major customers, including Hon Company, 3M Company, Toys-R-Us, Federal Express, Ford Motor Company, General Mills, P.P.G. Industries, Polaris Industries, S.C. Johnson &Sons, Sears, Roebuck &Co., and United Sugars Corp. The Company includes among its other major customers Eagle Global Logistics, Dupont, Ashley Furniture, Arctic Cat, Target Corporation and Wal-Mart/Sam’s Club. The principal categories of freight hauled by the Company are department-store merchandise, grocery, industrial, consumer, paper products, and expedited services.

        During 2001, the Company’s largest 5, 10, and 25 customers accounted for approximately 40%, 59%, and 76%, respectively, of operating revenues. The Company’s largest customer, Sears, Roebuck &Co., which accounted for approximately 12% of the Company’s operating revenues in 2001, has informed the Company that it does not intend to renew contracts expiring in 2002 and 2003. The Company estimates that the effect in 2002 will be a loss of revenues approximating $16 million. The Company expects that it will replace this revenue through its marketing efforts with existing and prospective customers.

        Marketing. The Company’s marketing personnel seek to strengthen Transport America’s relationships with existing customers and to identify and establish new customer relationships by promoting the Company’s technological capabilities, taking advantage of the trend among shippers toward just-in-time inventory management, private fleet conversions, outsourcing of transportation requirements, and utilization of core carriers. The Company employs a marketing force located throughout its primary business areas. Senior management is also actively involved in marketing, logistics planning, and customer relations, particularly with large national customers.

        Service Centers. The Company utilizes eleven strategically located service centers to provide an added level of customer service and support. These facilities are located in close proximity to major population centers or customer locations, thereby enabling the Company to provide a large amount of equipment, local cartage service, and local customer- service representatives to work directly with customers on a day-to-day basis. The Company believes these service centers provide a competitive advantage by allowing it to work more directly and frequently with customers and provide equipment more rapidly. The Company also believes that its service centers allow it to maintain closer relationships with its driver workforce through on-site driver amenities and interactions with service- center personnel.

        Time-Definite Service. In each of its markets, the Company seeks to provide 100% on-time pickup and delivery, expedited time-in-transit, logistical planning to coordinate and deliver freight within time-definite parameters, and advanced information capabilities that provide value to customers. Time-definite transportation requires pick-ups and deliveries to be performed within narrowly defined time frames. Time-definite services are particularly important to the Company’s customers who operate just-in-time manufacturing, distribution, and retail inventory systems. The Company employs personnel at certain of its customers’facilities to meet critical customer transportation and logistics needs.

TRANSPORT CORPORATION OF AMERICA, INC.

Human Resources

        Transport America’s human resources are an important element of its customer-focused business strategy. Employee drivers, independent contractors, and non-driver employees regularly interact with customers and are ultimately responsible for customer satisfaction. In order for the Company to grow and continue to be positioned as a quality carrier of choice for existing and new customers, the Company regularly evaluates changes to the driver’s work environment that will improve driver satisfaction. The Company continues to emphasize competitive pay packages, quality at-home time, technology that enhances the driver’s experience, and “driver friendly”freight as principal means to attract and retain its driver workforce.

        Independent Contractors. The Company believes that a fleet of both employee drivers and independent contractors is essential if the Company is to continue its growth. Independent contractors provide their own tractors, generally have a lower turnover rate than the Company has experienced with employee drivers, and have a strong emphasis on safety.

        The Company enters into operating agreements with its independent contractors, pursuant to which its independent contractors agree to furnish a tractor and driver to transport, load and unload goods on behalf of the Company. These agreements typically have terms of one year and provide for the payment to independent contractors of fixed compensation for total loaded and empty miles, as well as for performing other ancillary services. Independent contractors must pay all of their operating expenses and must meet Department of Transportation (“DOT”) regulatory requirements, as well as safety and other standards established by the Company. The Company has implemented an incentive program to encourage safe driving and good customer service habits.

        Driver Work Environment. The Company believes that the type of freight it typically handles is a significant factor in retention of employee drivers and independent contractors. Consequently, the Company focuses much of its marketing efforts on customers with freight that is “driver-friendly”in that it requires minimal loading or unloading by drivers and customer employees.

        The Company utilizes late-model, reliable equipment including standard features such as double sleeper bunks, extra-large cabins, air-ride suspensions, and anti-lock brakes. The Company also provides satellite communications technology that enables drivers to receive load-related information, directions, pay information, and family emergency information. In 2001, the Company enhanced its Web site to allow drivers to obtain detailed current and historical pay information. The Company’s service centers are strategically located to provide services for the driver, such as showers, laundry facilities, break rooms, fuel, tractor and trailer maintenance, and in-person assistance from service center personnel.

TRANSPORT CORPORATION OF AMERICA, INC.

        Compensation and Benefits. The Company’s compensation and benefits package has been structured to compensate drivers on the basis of miles driven and ancillary services performed, with increases in base compensation commensurate with length of service. Employee driver benefits include paid vacation days, health insurance, and a Company- funded 401(k) retirement plan. Performance bonuses are paid based upon safety, customer service and fuel consumption. The Company believes its compensation and benefits package for employee drivers and independent contractors continue to rank among the highest in the truckload industry.

        Recruiting and Training. The Company’s employee drivers are hired, and independent contractors are approved, in accordance with specific Company guidelines relating to safety records, prior work history, personal evaluation, accident and driving record verification, drug and alcohol screening, and a physical examination. The Company’s initial orientation and training seminar includes a review of all Company policies and operating requirements, written and road driving tests, defensive driving and safety skills, DOT compliance requirements, and the employee driver’s and independent contractor’s role in providing safe and efficient value-added service to customers. The Company has operated a training school since the first quarter of 2000 as a means of enhancing its recruiting efforts and tailoring driver skills to match its specific needs. The school enables persons new to the transportation industry to obtain a commercial driver’s license (“CDL”) and to complete an extensive training program before being assigned their own truck. The Company has employed all of its school graduates as Company drivers.

        In addition to the initial training seminar, ongoing training on subjects such as safety, compliance, the handling of hazardous materials, equipment operation, customer expectations, and Company policies, is conducted at the Company’s service centers and periodically at outside training facilities under contract with the Company. The Company also conducts driver meetings, publishes a newsletter, and conducts specific professional development training, including training to become an over-the-road driver instructor.

        Driver and Independent Contractor Supervision. The Company assigns each employee driver and independent contractor to a specific fleet manager and to a home-base service center domicile. The fleet manager’s role is to be the primary support resource for the employee driver or independent contractor. The fleet manager also communicates the work assignments and coordinates driver pay matters using satellite technology, schedules time off, reviews performance, provides day-to-day training, and is accountable for the retention and productivity of the assigned employee drivers and independent contractors. Service center managers arrange required safety inspections, review performance and are available to drivers for personal assistance. In the first quarter of 2001, the Company implemented software that enabled fleet managers and drivers to employ satellite technology to agree upon compensation and reimbursable expenses at the level of the individual load assignment.

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

TRANSPORT CORPORATION OF AMERICA, INC.

        As of December 31, 2001, the Company employed 1,322 student and professional employee drivers, 100 mechanics, 394 persons in operations, marketing, training, and administration, and had agreements with independent contractors who provided 765 tractors. The Company’s employees are not represented by any collective bargaining units, and the Company considers relations with its employees and independent contractors to be good.

Technology

        The Company has developed an integrated and highly sophisticated, client/server computer information system. This system integrates operations with the principal back-office functions of safety, maintenance, driver and independent contractor settlement, fuel, billing, and accounting. The system also includes satellite-based communications with the fleet. This system provides information directly to and from the Company, its customers, and drivers to assist in managing a complex information environment. In the first quarter of 2001, the Company completed the implementation of a replacement enterprise operations system to complete its migration to client/server technology. The new operations system has improved integration among functions and enhanced back-office efficiency. The Company believes that technology is a cost-effective way to manage its complex operations while improving services to its customers. The Company expects to continue to employ technology solutions that enhance customer service, improve driver services, and that will enable it to realize other processing efficiencies.

        Operations and Communications. The Company utilizes information systems and satellite-based communications to process orders, dispatch loads, and monitor loads in transit. Load planners match customer orders daily with driver availability. Once the most appropriate load assignment decision is made, based on computer-monitored load factors, the load information is sent directly to the driver through the satellite network. The satellite system simplifies locating of equipment and permits timely and efficient communication of critical operating data such as shipment orders, loading instructions, routing, fuel, taxes paid and mileage operated, payroll, safety, traffic, and maintenance information. The Company implemented software in the first quarter of 2001 that expanded its satellite-based communications with drivers to enable them to validate their compensation and expense reimbursements.

        Electronic Data Interchange (“EDI”). The Company’s system enables full electronic data interchange of load tendering, shipment status, freight billing, and payment. This system provides significant operating advantages to the Company and its customers, including real-time information flow, reduction or elimination of paperwork, error-free transcription, and reductions in clerical personnel. EDI allows the Company to exchange data with its customers in a variety of formats, depending on the individual customer’s capabilities, which significantly enhances quality control, customer service, and efficiency. A significant portion of the Company’s revenues is currently processed through EDI.

TRANSPORT CORPORATION OF AMERICA, INC.

        Internet Access. The Company provides its customers with on-line access to certain load-status information as well as the ability to retrieve document images related to customer shipments. The Company’s Web site (www.transportamerica.com) also provides access to other information for the benefit of customers, drivers, potential employees and investors. Depending upon customer needs, technological capabilities, and internal resources, the Company expects to continue to expand its use of the Internet and e-commerce.

Revenue Equipment

        The Company operates a modern fleet of tractors and trailers. Tractors are typically replaced every 48 to 72 months, based on factors such as age and condition, current interest rates, the market for used equipment, and improvements in technology and fuel efficiency. The average age of the Company-operated tractors at December 31, 2001 was approximately 34 months.

        The Company has available a variety of trailers to meet customer requirements. At December 31, 2001, these included 5,692 dry vans, most of which are logistic capable and many of which are equipped with heaters, 158 refrigerated vans, and 40 flat beds. The trailer-to-tractor ratio of 2.9 allows the Company to provide its high-volume customers with extra trailers to accommodate loading and unloading, and to improve driver and asset utilization. Depending on market conditions, the Company generally replaces trailers after seven to ten years of service. The average age of in-service trailers at December 31, 2001, was approximately 49 months.

        The following table shows the model years of the Company tractors and trailers as of December 31, 2001:

Model Year	Tractors	Trailers
2002	167	0
2001	0	0
2000	322	1,048
1999	465	1,479
1998	224	981
1997	83	589
1996 and prior	5	1,793

Total Company	1,266	5,890
Independent Contractor	724	0

Total available	1,990	5,890

TRANSPORT CORPORATION OF AMERICA, INC.

Competition

        The truckload transportation business is extremely competitive and fragmented. The Company competes primarily with other truckload carriers, particularly those in the high service end of the truckload market. The Company also competes with alternative forms of transportation, such as rail, intermodal, and air freight, particularly in the longer haul segments of its business. Competition in the truckload industry has created pressure on the industry’s pricing structure. Generally, competition for the freight transported by the Company is based on service, equipment availability, trailer type, efficiency, freight rates, and technological capabilities. There are a number of competitors that have substantially greater financial resources, operate more equipment, and transport more freight than the Company.

TRANSPORT CORPORATION OF AMERICA, INC.

Executive Officers

        The executive officers of Transport America are as follows:

Name and Age	Position with Transport America

Michael J.Paxton (55)	President and Chief Executive Officer of Transport America since November 2001. Mr. Paxton has served on the Board of Directors of Transport America since 1995. Mr. Paxton previously served as President and CEO of the Sunbeam Health and Safety Company (manufacturer of home safety and health products, a subsidiary of Sunbeam Corporation) from September 1998 to November 2001. Prior to that, he served as Chairman, President and CEO of O-Cedar Brands, Inc. (a household cleaning products company) from January 1996 to September 1998.

Keith R. Klein (38)	Chief Financial Officer of Transport America since July 1999, and Chief Information Officer since March 2001. From 1997 to July 1999, Mr. Klein was founder and owner of a financial consulting firm. From 1990 to 1997, he served in various positions at Deluxe Corporation, most recently as Vice President and Corporate Controller.

David L. Carter (53)	Vice President of Risk Management of Transport America since March 1999. Prior to March 1999, Mr. Carter served as Transport America’s Director of Risk Management since March 1997, and Loss Prevention Manager from February 1995 to March 1997.

Larry E. Johnson (57)	Vice President of Marketing of Transport America since August 2000. Prior to August 2000, Mr. Johnson served as Vice President of Marketing Services of Transport America from March 1999 to August 2000, and Director of Marketing Services from January 1995 to March 1999.

Jeffrey P. Vandercook (46)	Vice President of Operations of Transport America since March 1999. Prior to March 1999, Mr. Vandercook served as Director of Operations of Transport America from 1993 to March 1999.

Robert C. Stone (49)	Vice President of Fleet Services of Transport America since March 1999. Prior to March 1999, Mr. Stone served as Director of Fleet Management of Transport America from January 1997 to 1999.

TRANSPORT CORPORATION OF AMERICA, INC.

Item 2.         PROPERTIES

        The following chart provides information concerning the Company’s service centers and other facilities:

Service Centers and Other Facilities	Owned Or Leased	Acreage	Square Footage
Atlanta, Georgia	Owned	16.2	14,860

Clarksville, Indiana	Owned	14.7	18,126

Columbus, Ohio	Leased	1.0	43,000

Eagan, Minnesota (1715 Yankee Doodle Road)	Leased	8.3	118,978

Eagan, Minnesota (Terminal Drive)	Owned	14.9	17,500

Fontana, California	Leased	3.5	1,800

Garland, Texas	Owned	9.2	32,000

Grand Rapids, Minnesota	Leased	.2	140

Harrisburg, Pennsylvania	Leased	*	*

Janesville, Wisconsin	Owned	13.6	36,700

Kansas City, Missouri	Owned	10.0	14,862

North Jackson, Ohio	Owned	8.1	11,230

North Liberty, Iowa	Owned	13.0	15,150

Roseau, Minnesota	Leased	0.0	100

Scottsburg, Indiana	Leased	6.0	14,073

Spirit Lake, Iowa	Leased	**	6,000

*   This facility is shared with another company.

** Office facility.

        The Company’s current rental payments for its leased facilities range from approximately $400 to $8,000 per month. The Company does not anticipate any difficulties renewing or continuing these leases. The monthly lease for the Company’s headquarters at 1715 Yankee Doodle Road in Eagan, Minnesota is based on a variable interest rate with current payments of approximately $60,000 per month.

        In addition to the properties listed above, Transport America leases parking and drop lot space at various locations.

TRANSPORT CORPORATION OF AMERICA, INC.

Item 3.         LEGAL PROCEEDINGS

        The Company is routinely a party to litigation incidental to its business, primarily involving claims for workers’ compensation or for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance which covers liability amounts in excess of retained liabilities from personal injury and property damage claims. The Company currently carries a total of $30 million liability insurance coverage.

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Price Range of Common Stock. The Company’s Common Stock is traded on the Nasdaq National Market under the symbol TCAM. The following table sets forth the high and low closing prices for the Company’s Common Stock, as reported by Nasdaq, for the periods indicated:

Period	High	Low

2001:
1st Quarter	$ 5.500	$ 4.375
2nd Quarter	6.600	5.250
3rd Quarter	7.200	5.000
4th Quarter	6.890	5.000

2000:
1st Quarter	$16.938	$ 4.875
2nd Quarter	7.250	5.250
3rd Quarter	9.000	5.125
4th Quarter	6.188	3.938

        Stockholders. as of March 22, 2002, the Company had 462 stockholders of record, including Depository Trust Company, which held of record 7,000,920 shares.

        Dividends. The Company has never paid any cash dividends on its Common Stock and does not intend to pay cash dividends for the foreseeable future. Any future decision as to the payment of dividends will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s results of operations, financial position, cash requirements, certain corporate law restrictions, restrictions under loan agreements and such other factors as the Board of Directors deems relevant.

TRANSPORT CORPORATION OF AMERICA, INC.

Item 6.         SELECTED FINANCIAL DATA

(In thousands, except per share and operating data)	December 31,
	2001	2000	1999	1998	1997
Statement of Operations Data:
Operating revenues	$274,589	$290,611	$285,585	$245,913	$186,392
Operating expenses:
Salaries, wages and benefits	82,337	83,868	79,938	67,937	53,166
Fuel, maintenance and other expenses	40,657	42,725	33,174	27,938	25,028
Purchased transportation	86,791	91,724	96,263	81,983	55,614
Revenue equipment leases	86	232	2,543	3,731	4,893
Depreciation and amortization	30,039	29,237	25,715	19,348	15,494
Insurance, claims and damage	9,989	8,051	7,270	6,816	5,620
Taxes and licenses	5,222	4,989	5,249	4,016	3,248
Communications	2,718	3,336	3,307	2,869	2,072
Other general and administrative expenses	9,469	10,665	11,849	9,310	6,410
(Gain) loss on sale of property and equipment	318	(712)	(794)	(503)	(1,336)

Total operating expenses	267,626	274,115	264,514	223,445	170,209

Operating income	6,963	16,496	21,071	22,468	16,183
Interest expense, net	7,272	8,836	7,504	4,999	3,242

Earnings (loss) before income taxes	(309)	7,660	13,567	17,469	12,941

Provision for income taxes	43	2,987	5,291	6,813	5,190

Net earnings (loss)	$(352)	$4,673	$8,276	$10,656	$7,751

Net earnings (loss) per share - basic	$(0.05)	$0.56	$1.02	$1.46	$1.18

Net earnings (loss) per share - diluted	$(0.05)	$0.46	$0.97	$1.42	$1.15

Weighted average shares outstanding	7,197	8,317	8,142	7,300	6,568

Weighted average shares outstanding,
assuming dilution	7,197	10,069	8,570	7,521	6,734

Pretax margin	(0.1%)	2.6%	4.8%	7.1%	6.9%

Operating Data (company transported):
Tractors (at end of period)
Company	1,266	1,261	1,236	1,078	891
Independent contractor	724	743	811	922	448

Total	1,990	2,004	2,047	2,000	1,339

Trailers (at end of period)	5,890	6,010	6,119	5,387	3,723

Average revenues per tractor per week (1)	$2,568	$2,633	$2,678	$2,799	$2,829
Average revenues per mile (1)	$1.27	$1.27	$1.27	$1.28	$1.28
Average empty mile percentage	12.7%	12.2%	12.1%	10.8%	11.0%
Average length of haul, miles	685	682	712	674	629
Average annual revenues per non-driver employee	$555,400	$549,100	$561,800	$591,000	$544,300

Balance Sheet Data (at end of period):
Total assets	$231,396	$256,656	$272,141	$224,552	$147,528
Long-term debt, net of current maturities	74,096	95,885	106,106	79,531	44,618
Common stock with non-detachable put	0	0	20,268	20,268	0
Stockholders’ equity	80,447	80,688	75,129	61,733	50,807

(1) Excluding fuel surcharge revenue

TRANSPORT CORPORATION OF AMERICA, INC.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The primary business strategy of Transport America is to provide truckload carriage and logistics services throughout the United States and parts of Canada as an integral part of the supply chain system of its major customers. Operations are conducted primarily from the Company’s Eagan, Minnesota corporate offices, with maintenance and driver services at its eleven terminal facilities located throughout the United States.

        The Company’s growth has historically been a result of additional revenues from a well-established base of core customers who require high-quality, customized transportation services augmented by sophisticated electronic transaction processing. The acquisitions of two private truckload carriers, North Star Transport, Inc. (“North Star”) in 1998, and Robert Hansen Trucking, Inc. (“RHT”) in 1999, contributed to the revenue increases. These acquisitions allowed the Company to expand its business with several significant new customers and to expand its relationship with an existing significant customer. In 1999, the Company formed TA Logistics to provide transportation procurement and management services.

        Although revenues declined in 2001, the Company increased its revenues during the five-year period ended December 31, 2001 at a compounded annual growth rate of 10.8%. The Company’s largest customer, Sears, Roebuck & Co., which accounted for approximately 12% of the Company’s operating revenues in 2001, has informed the Company that it does not intend to renew contracts expiring in 2002 and 2003. The Company estimates that the effect in 2002 will be a loss of revenues approximating $16 million. The Company expects that it will replace this revenue through its marketing efforts with existing and prospective customers.

TRANSPORT CORPORATION OF AMERICA, INC.

Results of Operations

        The following table sets forth certain operating and other expense items as a percentage of operating revenues for the periods indicated:

	Years ended December 31,
(amounts in percents)	2001	2000	1999

Operating revenues	100.0	100.0	100.0
Operating expenses:
Salaries, wages, and benefits	30.0	28.8	28.0
Fuel, maintenance, and other expenses	14.8	14.7	11.6
Purchased transportation	31.6	31.5	33.7
Revenue equipment leases	0.0	0.1	0.9
Depreciation and amortization	11.0	10.1	9.0
Insurance, claims and damage	3.7	2.8	2.5
Taxes and licenses	1.9	1.7	1.8
Communications	1.0	1.1	1.2
Other general and administrative expenses	3.4	3.7	4.2
(Gain) loss on sale of property and equipment	0.1	(0.2)	(0.3)

Total operating expenses	97.5	94.3	92.6

Operating income	2.5	5.7	7.4
Interest expense, net	2.6	3.1	2.6

Earnings (loss) before income taxes	(0.1)	2.6	4.8
Provision for income taxes	0.0	1.0	1.9

Net earnings (loss)	(0.1)	1.6	2.9

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

        Operating revenues were $274.6 million for the year ended December 31, 2001, compared to $290.6 million for the year ended December 31, 2000. The 5.5% decline of revenues in 2001 reflects weak economic conditions that have led to reduced shipments among the Company’s largest customers and lower fuel surcharge revenues as a result of moderating fuel prices, partially offset by revenue increases from several significant new customer relationships. Revenues per mile, excluding fuel surcharges, were $1.27 per mile for both 2001 and 2000. Equipment utilization, as measured by average revenues per tractor per week, excluding fuel surcharges, was $2,568 for 2001, compared to $2,633 for 2000. The decline in 2001 reflects lower freight volume, a higher percentage of empty miles driven, and a greater proportion of unseated tractors in 2001, when compared to 2000.

TRANSPORT CORPORATION OF AMERICA, INC.

        During 2001, Company-owned tractors averaged 63.2% of all available tractors, compared to 62.4% in 2000, with the remaining portion of the tractor fleet provided by independent contractors. As a result, a greater proportion of miles was driven by Company drivers in 2001 than in the prior year. Accordingly, certain expenses, as a percentage of revenues, shifted among several expense categories in 2001, when compared to 2000. At December 31, 2001 and 2000, respectively, the Company’s fleet included 1,266 and 1,261 Company-owned tractors, and 724 and 743 tractors owned by independent contractors.

        Salaries, wages and benefits expenses, as a percentage of operating revenues, were 30.0% for 2001, compared to 28.8% for 2000. The increase reflects the greater proportion of miles driven by Company drivers, an increase in the driver compensation package that was placed into effect in the first quarter of 2001 and higher benefits expenses, partially offset by a reduction in non-driver payroll expense in 2001. Reflecting a reduction of personnel in 2001, efficiency, as measured by average revenues per non-driver employee, was $555,400 for 2001, compared to $549,100 for 2000.

        Fuel, maintenance and other expenses, as a percentage of operating revenues, were 14.8% for 2001, compared to 14.7% for 2000. The increase reflects the greater proportion of miles driven by Company drivers in 2001 as well as higher fuel costs in the first half of 2001, partially offset by moderating fuel costs in the last half of 2001.

        Purchased transportation, as a percentage of operating revenues, was 31.6% for 2001, compared to 31.5% for 2000. The percentage increase reflects the effect of an independent contractor rate increase implemented in the third quarter of 2000, partially offset by the lower proportion of miles driven by independent contractors in 2001 and a lower pass-through of fuel surcharge revenues to independent contractors as a reflection of moderating fuel costs, particularly in the last half of 2001.

        Depreciation and amortization, as a percentage of operating revenues, were 11.0% for 2001, compared to 10.1% for 2000. The percentage increase is primarily a result of the greater proportion of Company-owned revenue equipment in 2001, leasehold improvements and computer software that were placed in service during 2001, and the effect of lower revenues in 2001.

        Insurance, claims and damage expenses, as a percentage of operating revenues, were 3.7% for 2001, compared to 2.8% for 2000. The increase is primarily a result of higher liability insurance premium expense and higher accident claim experience in 2001.

        Taxes and licenses, as a percentage of operating revenues, were 1.9% for 2001, compared to 1.7% for 2000. The percentage increase primarily reflects an increased proportion of license expenses paid by the Company on behalf of its independent contractors and the effect of lower revenues in 2001.

        Communications expenses, as a percentage of operating revenues, were 1.0% for 2001, compared to 1.1% for 2000. The percentage decrease primarily reflects the effect of favorable rates for communication services in 2001.

TRANSPORT CORPORATION OF AMERICA, INC.

        Other general and administrative expenses, as a percentage of operating revenues were 3.4% for 2001, compared to 3.7% for 2000. The decrease is primarily a result of expense reduction initiatives throughout 2001. In addition, the Company incurred unusual expenses of $610,000 associated with management changes in the fourth quarter of 2001, and $417,000 associated with a terminated merger in early 2000.

        Loss on the disposition of property and equipment was $318,000 in 2001, compared to a gain of $712,000 in 2000. Results include a loss in 2001 of approximately $166,000 and a gain in 2000 of approximately $593,000 related to the disposition of real estate properties.

        Net interest expense, as a percentage of operating revenues, was 2.6% for 2001, compared to 3.1% for 2000. The decrease primarily reflects lower average outstanding debt balances and lower interest rates during 2001.

        The effective tax benefit rate for 2001 was 13.9%, compared to an effective tax expense rate of 39.0% for 2000. The tax benefit rate in 2001 is primarily a result of the effect of non-deductible items for tax purposes in relation to lower pre-tax losses compared to the level of pre-tax profit in 2000.

        As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues) was 97.5% for 2001, compared to 94.3% for 2000. Net loss, including unusual expenses, was $352,000, or (0.1)% of operating revenues, for the year ended December 31, 2001, compared to earnings of $4.7 million, or 1.6% of operating revenues, for the year ended December 31, 2000.

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

        Operating revenues increased 1.8% to $290.6 million for the year ended December 31, 2000, from $285.6 million for the year ended December 31, 1999. Revenue increases in 2000 were primarily the result of fuel surcharges, partially offset by soft demand among the Company’s customers as well as unfavorable operating conditions due to weather, particularly in the last quarter of 2000. Revenues per mile, excluding fuel surcharges, were $1.27 per mile for both 2000 and 1999. Equipment utilization, as measured by average revenues per tractor per week, excluding fuel surcharges, was $2,633 for 2000, compared to $2,678 for 1999. The decrease in 2000 primarily reflects lower equipment utilization.

TRANSPORT CORPORATION OF AMERICA, INC.

        During 2000, Company-owned tractors averaged 62.4% of all available tractors, compared to 57.9% in 1999, with the remaining portion of the tractor fleet provided by independent contractors. The Company believes that increased operating costs, including fuel and insurance premiums, reduced the number of independent contractors in the truckload industry and limited the Company’s ability to increase its independent contractor fleet. As a result, a greater proportion of miles was driven by Company drivers in 2000 than in the prior year. Accordingly, several expense categories increased as a percentage of revenue in 2000, when compared to 1999. At December 31, 2000 and 1999, respectively, the Company’s fleet included 1,261 and 1,236 Company-owned tractors, and 743 and 811 tractors owned by independent contractors.

        Salaries, wages and benefits expenses, as a percentage of operating revenues, were 28.9% for 2000, compared to 28.0% for 1999. The increase reflects the higher proportion of Company drivers and higher employee medical claim costs in 2000. Efficiency, as measured by average annualized revenues per non-driver employee, was $549,100 for 2000, compared to $561,800 for 1999.

        Fuel, maintenance and other expenses, as a percentage of operating revenues, were 14.7% for 2000, compared to 11.6% for 1999. Significantly higher fuel costs in 2000 and the higher proportion of miles driven by Company drivers were the primary factors of the increase in 2000. The Company estimates that the higher fuel costs in 2000, partially offset by fuel surcharge revenues, reduced pre-tax income by approximately $1.1 million, when compared to 1999. Most of the increase in 2000 costs occurred in the first half of the year because fuel surcharge recoveries trail the actual increase in fuel costs, depending on specific provisions of the Company’s contracts with its customers.

        Purchased transportation, as a percentage of operating revenues, declined to 31.5% in 2000 from 33.7% in 1999. The decrease reflects the lower proportion of miles driven by independent contractors in 2000, partially offset by an increased pass-through of fuel surcharge revenues to independent contractors.

        Revenue equipment lease expenses, as a percentage of operating revenues, decreased to 0.1% for 2000 from 0.9% for 1999 as a result of a reduction in the use of operating leases.

        Depreciation and amortization, as a percentage of operating revenues, was 10.1% for 2000, compared to 9.0% for 1999. The increase is primarily a result of the greater proportion of Company-owned revenue equipment in 2000 as well as leasehold improvements and computer software that were placed in service during 2000.

        Insurance, claims and damage expenses, as a percentage of operating revenues, were 2.8% for 2000, compared to 2.5% for 1999. The increase is primarily a result of unfavorable accident claim experience in 2000, when compared to 1999.

        Taxes and licenses, as a percentage of operating revenues, were 1.7% for 2000, compared to 1.8% for 1999. The percentage decrease primarily reflects the effect of higher revenues in 2000.

TRANSPORT CORPORATION OF AMERICA, INC.

        Communications expenses, as a percentage of operating revenues, were 1.1% for 2000, compared to 1.2% for 1999. The percentage decrease primarily reflects the effect of favorable rates negotiated in the last half of 2000 for communication services.

        Other general and administrative expenses, as a percentage of operating revenues were 3.7% for 2000, compared to 4.2% for 1999. The decrease reflects the effect of a $2.7 million special bad debt provision in 1999, partially offset by additional expenses in 2000, including unusual expenses associated with a terminated merger in early 2000, higher driver hiring and training expenses, and additional rental expenses associated with the new corporate office that was occupied mid-year.

        Gain on the sale of property and equipment was $712,000 in 2000, including a $593,000 gain on the sale of real estate properties, compared to a gain of $794,000 in 1999.

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

        As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues) was 94.3% for 2000, compared to 92.6% for 1999. Net earnings were $4.7 million, or 1.6% of operating revenues, for the year ended December 31, 2000, compared to $8.3 million, or 2.9% of operating revenues, for the year ended December 31, 1999.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgement in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 of the financial statements attached hereto. Other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined.

        The Company’s critical accounting policies include the following:

Revenue Recognition. Operating revenues are recognized when the freight to be transported has been loaded. The Company operates primarily in the short-to-medium length of haul category of the trucking industry. Therefore, the Company’s typical customer delivery is completed one day after pickup. Accordingly, this method of revenue recognition is not materially different from recognizing revenue based on completion of delivery. Amounts payable to independent contractors for purchased transportation, to Company drivers for wages and any other direct expenses are accrued when the related revenue is recognized.

TRANSPORT CORPORATION OF AMERICA, INC.

Revenue Equipment, Property, and Other Equipment. Revenue equipment, property, and other equipment are recorded at cost. Depreciation, including amortization of capitalized leases, is computed using the straight-line basis over the estimated useful lives of the assets or the lease periods, whichever is shorter. As part of a purchase program with a tractor manufacturer, the Company has obtained residual value guarantees for a significant portion of its tractors.

Estimated Liability for Insurance Claims. The Company maintains automobile, general, cargo, and workers’ compensation claim liability insurance coverages under both deductible and retrospective rating policies. In the month claims are reported, the Company estimates and establishes a liability for its share of ultimate settlements using all available information, coupled with the Company’s history of such claims. Claim estimates are adjusted as additional information becomes available. The recorded expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims that have not been fully resolved. However, final settlement of these claims could differ materially from the amounts the Company has accrued at year-end. The Company accrues for health insurance claims reported, as well as for claims incurred but not reported, based upon the Company’s past experience.

Impairment of Long-Lived Assets. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill. Goodwill of $24.4 million at December 31, 2001, representing the excess of purchase price over fair value of net assets acquired, is being amortized on a straight-line basis over the expected periods to be benefited, 25 years. Amortization expense charged to operations for 2001, 2000, and 1999 was $1,096,000, $1,090,000, and $1,035,000, respectively. The Company assesses the recoverability of the intangible assets in accordance with its Impairment of Long-lived Assets policy.

Liquidity and Capital Resources

        Net cash provided by operating activities was $37.3 million, $34.0 million, and $35.4 million for the years ended December 31, 2001, 2000, and 1999, respectively. During 2001, the net change of operating assets and liabilities provided $6.4 million.

TRANSPORT CORPORATION OF AMERICA, INC.

        Investing activities consumed $7.4 million in 2001, including $5.4 million for the purchase of new revenue equipment, net of proceeds from the disposition of used revenue equipment, and $1.6 million for software development and purchases of other equipment.

        Net cash consumed by financing activities in 2001 was $28.9 million, including $41.2 net repayments to the Company’s credit facility, $20.8 million for repayments of long-term debt, and $35.9 million from proceeds from the issuance of new long-term debt associated with new revenue equipment and the refinancing of certain used revenue equipment previously financed under the credit facility. At December 31, 2001, the Company had outstanding commitments of approximately $6.7 million for the purchase or lease of revenue equipment, which will be partially offset by anticipated proceeds from used equipment dispositions and trade-in amounts.

        Working capital was negative $5.3 million at December 31, 2001, compared to negative $8.5 million at December 31, 2000. The Company relies primarily on its operating cash flows and available borrowings under its credit facility to satisfy its short-term capital and debt-service requirements. At December 31, 2001, the Company had additional amounts available under its credit facility of $18.9 million.

        The Company has a credit agreement for a secured credit facility with maximum combined borrowings and letters of credit of $40 million. The credit agreement, as renegotiated in 2001, expires in October 2004. Amounts actually available under the credit facility are limited by the Company’s accounts receivable and unencumbered revenue equipment. The credit facility is used to meet working capital needs, purchase revenue equipment and other assets, and to satisfy letter of credit requirements associated with the Company’s self-insured retention arrangements. At December 31, 2001, there were outstanding borrowings and letters of credit of $19.0 million and $2.1 million, respectively. The credit agreement contains certain financial covenants, which include maintenance of a minimum net worth, maintenance of a consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and lease rental expenses, and maintenance of a minimum cash flow coverage ratio. The Company was in compliance with these covenants at December 31, 2001. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, the credit facility, and other borrowing arrangements related to revenue equipment purchases.

        The Company has outstanding subordinated debt originating from the repurchase of its shares that carried certain repurchase rights and were issued in connection with the 1998 acquisition of North Star Transport. The subordinated debt agreement, as renegotiated in 2001, provides for repayment through a combination of fixed quarterly payments and variable quarterly payments based on actual pre-tax earnings through the maturity date of December 2005. At December 31, 2001, there was $9.5 million of subordinated debt outstanding.

TRANSPORT CORPORATION OF AMERICA, INC.

Contractual Obligations and Commercial Commitments

        The following tables set forth the Company’s contractual obligations and other commercial commitments as of December 31, 2001:

Principal Payments Due by Year
(In thousands)

Contractual obligations	Total	Less than one year	1-3 years	4-5 years	Year 6 and after

Long-term debt	$65,188	$14,111	$50,165	$912	$0
Capital lease obligations	27,263	4,244	18,586	4,433	0
Operating leases	2,063	884	1,179	0	0

Total contractual cash obligations	$94,514	$19,239	$69,930	$5,345	$0

Amount of Commitment Expiration Per Period
(In thousands)

Other commercial commitments	Total	Less than one year	1-3 years	4-5 years	Year 6 and after

Revenue equipment purchases	$6,700	$6,700	$0	$0	$0
Guarantees	416	0	416	0	0

Total commercial commitments	$7,116	$6,700	$416	$0	$0

TRANSPORT CORPORATION OF AMERICA, INC.

        In 1999, the Company entered into a lease arrangement for its corporate office facility, which the Company occupied in 2000. This facility has been financed by a special purpose entity (“SPE”) sponsored by a bank. The SPE is not consolidated in the Company’s financial statements and the Company has accounted for this arrangement as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” The lease provides for a five-year initial lease term with a one-year renewal option, subject to bank approval, and a $13 million purchase option at the end of the lease term. The Company has provided a residual value guarantee of up to $11.2 million, plus selling costs, if the Company does not exercise its purchase option and the property is sold for less than $13 million, the Asset Termination Value. If the Company determines that it is probable that the expected fair value of the property at the end of the lease term will be less than the Asset Termination Value, the Company will accrue the expected loss on a straight- line basis over the remaining lease term. Management does not believe it is probable that the fair market value of the property at the end of the lease term will be less than the Asset Termination Value.

New Accounting Pronouncements

        In 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company will adopt SFAS No. 142 beginning January 1, 2002. The Company has not finalized its calculations, but currently expects that upon adoption, it will record an impairment charge of $24.4 million, the net book value of goodwill at December 31, 2001. During 2001, amortization expense charged to operations was $1.1 million.

        In 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement establishes a single accounting model for the impairment or disposal of long-lived assets. The Company plans to adopt the provisions of SFAS No. 144 in the first quarter of 2002, as required. Management has not yet determined what impact, if any, that the adoption of SFAS No. 144 will have on the Company’s results of operations or financial condition.

TRANSPORT CORPORATION OF AMERICA, INC.

Forward-looking Statements

        Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report, elsewhere in this Report, in future filings by the Company with the SEC, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts, are forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The following important factors, among other things, in some cases have affected and in the future could affect the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the highly competitive conditions that currently exist in the Company’s market and the Company’s ability to compete, (2) the Company’s ability to recruit, train, and retain qualified drivers, (3) increases in fuel prices, and the Company’s ability to recover these costs from its customers, (4) changes in governmental regulations applicable to the Company’s operations, (5) adverse weather conditions, (6) accidents, (7) the market for used revenue equipment, (8) changes in interest rates, (9) cost of liability insurance coverage, and (10) downturns in general economic conditions affecting the Company and its customers. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise or update any previously made forward-looking statements. Unanticipated events are likely to occur.

Seasonality

        As is typical in the truckload industry, the Company’s operations fluctuate seasonally according to customer shipping patterns, which tend to peak in the summer and fall, then increase again after the holiday and winter seasons. Operating expenses also tend to be higher during the cold weather months, primarily due to lower fuel economy and increased maintenance costs.

Inflation

        Many of the Company’s operating expenses are sensitive to the effects of inflation, which could result in higher operating costs. With the exception of fuel price increases in 2000 and 2001, the effects of inflation on the Company’s business have not been significant during the last three years. The Company has in place with the majority of its customers fuel surcharge provisions that allow the Company to partially recover additional fuel costs when fuel prices exceed a certain reference price per gallon.

TRANSPORT CORPORATION OF AMERICA, INC.

Item 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to certain market risks with its $40 million credit agreement, of which $19 million was outstanding at December 31, 2001. The agreement bears interest at a variable rate, which was 4.4% at December 31, 2001. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase. Although the Company does not employ derivatives, or similar instruments to hedge against increases in fuel prices, fuel surcharge provisions enable the Company to reduce the effects of price increases.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements described in Item 14(a)1 of this report are incorporated herein. See “Quarterly Financial Data” appearing on page F-25 of the audited consolidated financial statements which are incorporated herein, by reference.

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information concerning the Company’s executive officers, reference is made to the information set forth under the caption “Executive Officers” located in Item 1 of this Form 10-K. For information concerning the Company’s directors and compliance by the Company’s directors, executive officers and significant stockholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, reference is made to the information set forth under the captions “Election of Directors” and “Beneficial Ownership of Common Stock,” respectively, in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2002, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 11.         EXECUTIVE COMPENSATION

        Reference is made to the information set forth under the caption “Executive Compensation and Other Information” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2002, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference, except to the extent stated therein.

TRANSPORT CORPORATION OF AMERICA, INC.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Reference is made to the information set forth under the caption “Beneficial Ownership of Common Stock” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2002, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Reference is made to the information set forth under caption “Certain Transactions” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2002, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

TRANSPORT CORPORATION OF AMERICA, INC.

PART IV

Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Form 10-K

1.	Consolidated Financial Statements

Form 10-K Page Reference
Index to Consolidated Financial Statements	2
Independent Auditors’ Report	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7

2.	Consolidated Financial Statement Schedules

Consolidated Financial Statement Schedules
Included in Part IV of this report:
Independent Auditors’ Report on Schedule	S-1
Schedule II - Valuation and Qualifying Accounts	S-2

3.	Exhibits

Exhibit Number	Description Page

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 33-84140) as declared effective by the Commission on November 3, 1994 (the “1994 S-1”)).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the 1994 S-1).
4.1	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) dated February 25, 1997 (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, as amended, filed with the SEC on February 27, 1997; to Exhibit 1 to the Company’s Registration Statement on Form 8-K/A, filed with the SEC on June 29, 1998; and to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A, filed with the SEC on January 21, 2000).

TRANSPORT CORPORATION OF AMERICA, INC.

10.1	Amended and Restated Credit Agreement dated as of October 5, 2001, among LaSalle Bank, N.A., Firstar Bank, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q For the quarter ended September 30, 2001).
10.2	1986 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 1996).
10.3	401(k) Retirement Plan (incorporated by reference to Exhibit 10.3 to the 1994 S-1).
10.4	Master Lease, dated as of April 9, 1999, between the Company and ABN/AMBRO Leasing, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.5	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.6	Form of Vehicle Lease and Independent Contractor Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1996).
10.7	Description of the terms of employment of Michael J. Paxton.
10.8	Supplement to Employment Offer and Change in Control Agreement between the Company and Keith R. Klein, dated December 31, 2001.
10.9	Severance Agreement between the Company and Robert J. Meyers, dated January 31, 2002.
10.12	2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2000.)
10.13	1995 Stock Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1996).
11.1	Statement Re: Computation of Earnings (Loss) per Share.
23.1	Independent Auditors’Consent.
21	Subsidiaries of the Registrant: TA Logistics, Inc., North Star Transport, Inc., and Robert Hansen Trucking, Inc., Minnesota corporations.

TRANSPORT CORPORATION OF AMERICA, INC.

(b)	Reports On Form 8-K

No reports on Form 8-K were filed during the three months ended December 31, 2001.

(c)	Exhibits

Reference is made to Item 14(a)3.

(d)	Schedules

Reference is made to Item 14(a)2.

TRANSPORT CORPORATION OF AMERICA, INC.

        SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSPORT CORPORATION OF AMERICA,
INC. (“Registrant”)

Dated: March 29, 2002
By: /s/ Michael J. Paxton
Michael J. Paxton
President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Michael J. Paxton	March 29, 2002
Michael J. Paxton
President, Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Keith R. Klein	March 29, 2002
Keith R. Klein
Chief Financial Officer and Chief Information Officer
(Principal Financial and Accounting Officer)

/s/ William D. Slattery	March 29, 2002
William D.Slattery, Chairman of the Board

March 29, 2002
Anton J. Christianson, Director

/s/ William P. Murnane	March 29, 2002
William P. Murnane, Director

/s/ Kenneth J. Roering	March 29, 2002
Kenneth J. Roering, Director

TRANSPORT CORPORATION OF AMERICA, INC.

TRANSPORT CORPORATION OF AMERICA, INC.

Independent Auditors’ Report

The Board of Directors and Stockholders
Transport Corporation of America, Inc.:

We have audited the accompanying consolidated balance sheets of Transport Corporation of America, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transport Corporation of America, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                                        /s/ KPMG LLP

Minneapolis, Minnesota
February 6, 2002

TRANSPORT CORPORATION OF AMERICA, INC.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,

Assets	2001	2000

Current assets:
Cash and cash equivalents	$1,107	$234
Trade accounts receivable, net (note 1 and 3)	26,864	31,279
Other receivables	1,590	561
Operating supplies - inventory (note 1)	1,196	1,244
Deferred income tax benefit (note 1 and 8)	3,474	3,087
Prepaid expenses	1,801	1,974

Total current assets	36,032	38,379

Property and equipment:
Land, buildings, and improvements	17,860	19,907
Revenue equipment (note 1, 3, and 10)	227,149	227,205
Other equipment	24,162	22,881

Total property and equipment	269,171	269,993
Less accumulated depreciation	(100,203)	(78,947)

Property and equipment, net	168,968	191,046
Other assets, net (note 2)	26,396	27,231

Total assets	$231,396	$256,656

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt (note 3)	$14,111	$18,670
Current maturities of capital lease obligations (note 10)	4,244	3,964
Accounts payable	5,873	5,221
Checks issued in excess of cash balances	1,118	4,099
Due to independent contractors	1,496	2,395
Accrued expenses (note 4)	14,495	12,527

Total current liabilities	41,337	46,876

Long-term debt, less current maturities (note 3)	51,077	68,591
Capital lease obligations, less current maturities (note 10)	23,019	27,294

Deferred income taxes (note 8)	35,516	33,207

Commitments and contingencies (note 6 and 10)

Stockholders’ equity (note 5 and 6):
Common stock, $.01 par value; 15,000,000 shares authorized;
7,203,815 and 7,177,955 shares issued and outstanding as of
December 31, 2001 and 2000, respectively	72	72
Additional paid-in capital	30,205	30,094
Retained earnings	50,170	50,522

Total stockholders’ equity	80,447	80,688

Total liabilities and stockholders’ equity	$231,396	$256,656

See accompanying notes to consolidated financial statements

TRANSPORT CORPORATION OF AMERICA, INC.

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,

	2001	2000	1999

Operating revenues	$274,589	$290,611	$285,585

Operating expenses:
Salaries, wages, and benefits	82,337	83,868	79,938
Fuel, maintenance, and other expenses	40,657	40,775	31,742
Purchased transportation	86,791	93,674	97,695
Revenue equipment leases	86	232	2,543
Depreciation and amortization	30,039	29,237	25,715
Insurance, claims and damage	9,989	8,051	7,270
Taxes and licenses	5,222	4,989	5,249
Communications	2,718	3,336	3,307
Other general and administrative expenses	9,469	10,665	11,849
(Gain) loss on sale of property and equipment	318	(712)	(794)

Total operating expenses	267,626	274,115	264,514

Operating income	6,963	16,496	21,071

Interest expense	7,306	8,955	7,544
Interest income	(34)	(119)	(40)

Interest expense, net	7,272	8,836	7,504

Earnings (loss) before income taxes	(309)	7,660	13,567

Provision for income taxes (note 8)	43	2,987	5,291

Net earnings (loss)	$(352)	$4,673	$8,276

Net earnings (loss) per share:
Basic	$(0.05)	$0.56	$1.02
Diluted	$(0.05)	$0.46	$0.97

Average common shares outstanding:
Basic	7,197	8,317	8,142
Diluted	7,197	10,069	8,570

See accompanying notes to consolidated financial statements.

TRANSPORT CORPORATION OF AMERICA, INC.

Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Shares	Amount

Balance, December 31, 1998	6,687,873	$67	$24,093	$37,573	$61,733

Common stock options,
warrants, and stock
purchase plan	116,617	1	1,000	0	1,001

Tax benefits related to
employee stock warrant
transactions	0	0	89	0	89

Common stock issued
for acquisition	310,000	3	4,027	0	4,030

Net earnings	0	0	0	8,276	8,276

Balance, December 31, 1999	7,114,490	71	29,209	45,849	75,129

Put options converted
into common stock	45,000	0	760	0	760

Common stock options,
warrants, and stock
purchase plan	18,465	1	125	0	126

Net earnings	0	0	0	4,673	4,673

Balance, December 31, 2000	7,177,955	72	30,094	50,522	80,688

Common stock options,
warrants, and stock
purchase plan	25,860	0	111	0	111

Net loss	0	0	0	(352)	(352)

Balance, December 31, 2001	7,203,815	$72	$30,205	$50,170	$80,447

See accompanying notes to consolidated financial statements.

TRANSPORT CORPORATION OF AMERICA, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,

	2001	2000	1999

Operating activities:
Net earnings (loss)	$(352)	$4,673	$8,276
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	30,039	29,237	25,715
Loss (gain) on sale of property and equipment	318	(712)	(794)
Deferred income taxes	1,922	2,930	3,368
Tax benefits related to employee stock transactions	0	0	89
Changes in operating assets and liabilities,
net of effects of acquisitions:
Trade receivables	4,415	(1,146)	35
Other receivables	(1,029)	961	132
Operating supplies	48	235	(101)
Prepaid expenses and tires	173	(50)	630
Accounts payable	652	(692)	(2,411)
Due to independent contractors	(899)	(419)	744
Accrued expenses	1,968	(962)	(329)

Net cash provided by operating activities	37,255	34,055	35,354

Investing activities:
Purchases of revenue equipment	(13,469)	(8,057)	(65,766)
Purchases of property and other equipment	(1,613)	(8,340)	(8,165)
(Increase) decrease in other assets	(386)	(349)	131
Acquisition of business, net of cash acquired	0	0	(2,696)
Proceeds from sales of equipment	8,024	10,662	25,042

Net cash used in investing activities	(7,444)	(6,084)	(51,454)

Financing activities:
Proceeds from issuance of common stock,
and exercise of options and warrants	111	126	1,131
Proceeds from sale-leaseback	0	23,463	0
Payments for put option shares	0	(7,804)	0
Proceeds from issuance of long-term debt	35,918	0	165
Principal payments on long-term debt	(20,836)	(16,389)	(23,600)
Proceeds from issuance of notes payable to bank	94,600	125,720	147,696
Principal payments on notes payable to bank	(135,750)	(155,570)	(110,696)
Change in net checks issued in excess of cash balances	(2,981)	1,972	1,701

Net cash (used) provided by financing activities	(28,938)	(28,482)	16,397

Net increase (decrease) in cash	873	(511)	297
Cash and cash equivalents, beginning of year	234	745	448

Cash and cash equivalents, end of year	$1,107	$234	$745

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$6,977	$8,752	$7,598
Income taxes, net	(656)	517	695
Supplemental Schedule of noncash investing and financing
activities:
Capital lease obligations incurred for revenue equipment	$0	$8,638	$0
Subordinated notes payable issued for put option shares	0	11,704	0
Put option shares converted into common stock	0	760	0
Value of common shares issued for acquisitions	0	0	4,030

See accompanying notes to consolidated financial statements.

TRANSPORT CORPORATION OF AMERICA, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2001, 2000, and 1999

(1)	Summary of Significant Accounting Policies and Nature of Business

Nature of Business

Transport Corporation of America, Inc. (the “Company”) is a truckload motor carrier engaged in the transportation of a variety of general commodities for customers principally in the United States and portions of Canada, pursuant to nationwide operating authority. Customer freight is transported by Company equipment and by independent contractors. Payments to Company drivers and independent contractors are primarily based upon miles driven.

Principles of Consolidation

The consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries, TA Logistics, Inc., Robert Hansen Trucking, Inc. (“RHT”), North Star Transport, Inc. (“North Star”), TCA of Ohio, Inc., and Transport International Express, Inc. (“TIE”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Operating revenues are recognized when the freight to be transported has been loaded. The Company operates primarily in the short-to-medium length of haul category of the trucking industry; therefore, the Company’s typical customer delivery is completed one day after pickup. Accordingly, this method of revenue recognition is not materially different from recognizing revenue based on completion of delivery. Amounts payable to independent contractors for purchased transportation, to Company drivers for wages and any other direct expenses are accrued when the related revenue is recognized.

Trade Accounts Receivable

Trade accounts receivable at December 31, 2001 and 2000, are net of allowances for doubtful accounts of $470,000 and $276,000, respectively.

Revenue Equipment, Property, and Other Equipment

Revenue equipment, property, and other equipment are recorded at cost. Depreciation, including amortization of capitalized leases, is computed using the straight-line basis over the estimated useful lives of the assets or the lease periods, whichever is shorter. At December 31, 2001, the Company had outstanding commitments of approximately $6.7 million for the purchase or lease of revenue equipment, which will be partially offset by anticipated proceeds from used equipment dispositions and trade-in amounts.

TRANSPORT CORPORATION OF AMERICA, INC.

The estimated useful lives for new equipment when placed in service are as follows:

Years

Tractors	4-6
Trailers	5-7
Building improvements	10-30
Buildings	30-40
Other equipment, including computers and furniture	3 - 8

Tires

Tires placed on new equipment after December 31, 1996, are capitalized as part of revenue equipment and amortized over its estimated life. Tires placed on new equipment prior to December 31, 1996, are included in other assets (net) and are capitalized and recorded as prepaid tires and amortized over their estimated life. Replacement tires are expensed when placed in service.

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

In 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement establishes a single accounting model for the impairment or disposal of long-lived assets. The Company plans to adopt the provisions of SFAS No. 144 in the first quarter of 2002, as required. Management has not yet determined what impact, if any, that the adoption of SFAS No. 144 will have on the Company’s results of operations or financial condition.

Goodwill

Goodwill of $24.4 million at December 31, 2001, represents the excess of purchase price over fair value of net assets acquired, is being amortized on a straight-line basis over 25 years. Amortization expense charged to operations for 2001, 2000, and 1999 was $1,096,000, $1,090,000, and $1,035,000, respectively. The Company assesses the recoverability of the intangible assets in accordance with its Impairment of Long-lived Assets policy.

TRANSPORT CORPORATION OF AMERICA, INC.

In 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company will adopt SFAS No. 142 beginning January 1, 2002. The Company has not finalized its calculations, but currently expects that upon adoption, it will record an impairment charge of $24.4 million, the net book value of goodwill at December 31, 2001.

Operating Supplies

Operating supplies representing repair parts, fuel, and replacement tires for revenue equipment are recorded at cost.

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Estimated Liability for Insurance Claims

The Company maintains automobile, general, cargo, and workers’compensation claim liability insurance coverages under both deductible and retrospective rating policies. In the month claims are reported, the Company estimates and establishes a liability for its share of ultimate settlements using all available information, coupled with the Company’s history of such claims. Claim estimates are adjusted when additional information becomes available. The recorded expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims that have not been fully resolved. However, final settlement of these claims could differ materially from the amounts the Company has accrued at year-end. The Company accrues for health insurance claims reported, as well as for claims incurred but not reported, based upon the Company’s past experience.

Stock-Based Employee Compensation

The Company follows the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based employee compensation plans. The Company has adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”

TRANSPORT CORPORATION OF AMERICA, INC.

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

Net Earnings Per Share: Basic and Diluted

Basic net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year. The 310,000 shares of common stock that were issued at the time of the acquisition of RHT are considered outstanding effective May 1, 1999.

Diluted net earnings per share is computed by dividing net earnings by the weighted average number of potential common shares outstanding, assuming exercise of dilutive stock options. The potential common shares are computed using the treasury stock method based upon the average market price of the Company’s stock during each period. Because the company suffered a net loss for the year ended December 31, 2001, the effects of potential common shares were not included in the calculation as their effects would be anti-dilutive. Stock options outstanding at December 31, 2001 and excluded from the calculation totaled 492,018.

Diluted net earnings for 2000, and 1999 include the effect of 1.2 million common shares with a non-detachable put option associated with the acquisition of North Star. The potential common shares for the put have been calculated using the reverse treasury stock method and the average market price of the Company’s stock for the period since the July 1, 1998, effective date. The remaining 1,155,000 common shares with the put right were repurchased for $11.7 million of subordinated debt and $7.8 million in cash on December 28, 2000, and thus only affect dilutive shares through that date.

TRANSPORT CORPORATION OF AMERICA, INC.

The reconciliation of basic and diluted weighted average shares of common stock outstanding are as follows:

In thousands except share amounts	Years Ended December 31,
	2001	2000	1999
Average number of common
shares outstanding	7,196,899	7,171,589	6,942,481
Average number of common shares outstanding,
attributable to non-detachable put	0	1,145,533	1,200,000

Average number of common shares outstanding,
including non-detachable put	7,196,899	8,317,122	8,142,481
Dilutive effect of outstanding stock
options and warrants	0	12,139	29,461
Dilutive effect of non-detachable put option	0	1,739,746	398,507

Average number of common and common
equivalent shares outstanding	7,196,899	10,069,007	8,570,449

Fair Value of Financial Instruments

The carrying value of the Company’s financial assets, because of their short-term nature, approximate fair value. The fair value of the Company’s revenue equipment debt, if recalculated based on current interest rates at December 31, 2001, would approximate $61.7 million, compared with a carrying value of $63.9 million. At December 31, 2000, the carrying value of the revenue equipment debt approximated fair value.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

(2)	Other Assets

Other assets at December 31, 2001, primarily include goodwill of $3.6 million (net of accumulated amortization of $0.3 million) from the acquisition of RHT and $20.8 million (net of accumulated amortization of $3.3 million) from the acquisition of North Star.

TRANSPORT CORPORATION OF AMERICA, INC.

(3)	Credit Facility and Long-Term Debt

The Company has a credit agreement for a secured credit facility with maximum combined borrowings and letters of credit of $40 million. Amounts actually available under the credit facility are limited by the Company’s accounts receivable and unencumbered revenue equipment. At December 31, 2001, there were outstanding borrowings and letters of credit of $19.0 million and $2.1 million, respectively. Net of actual outstanding borrowings and letters of credit at December 31, 2001, the Company had available additional borrowings of $18.9 million. The credit agreement expires in October 2004. At December 31, 2001, the interest rate of outstanding borrowings was 4.4%.

The credit agreement contains certain financial covenants, which include maintenance of a minimum net worth, maintenance of a consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and lease rental expenses, and maintenance of a minimum cash flow coverage ratio. The Company was in compliance with these covenants at December 31, 2001.

The following is a summary of data relating to the credit facility:

In Thousands	Years ended December 31,
	2001	2000

Outstanding balance at year end	$19,000	$60,150
Average amount outstanding	45,450	85,569
Maximum amount outstanding	60,150	97,500
Weighted average interest rate during the year	7.10%	7.99%
Commitment fee on unused balances	0.400%	0.325%

TRANSPORT CORPORATION OF AMERICA, INC.

Long-term debt consists of the following:

	December 31,
	2001	2000

Notes payable to banks and other financial institutions with maturities through
August 2006, secured by certain revenue
equipment with interest rates ranging from 6.4% to 7.5%	$36,669	$15,407
Subordinated notes with maturities through December 2005
and interest rate of 8.0% (See note 5)	9,519	11,704
Secured credit facility	19,000	60,150

Total long-term debt	65,188	87,261
Less current maturities of long-term debt	14,111	18,670

Long-term debt, less current maturities	$51,077	$68,591

The aggregate annual maturities of long-term debt at December 31, 2001, are as follows:

In thousands Years ended December 31,	Amount

2002	$14,111
2003	11,695
2004	24,379
2005	14,091
2006	912

Total	$65,188

(4)	Accrued Expenses

Accrued expenses are as follows:

In thousands	December 31,
	2001	2000

Salaries and wages	$4,146	$3,207
Insurance, claims and damage	5,288	4,795
Workers compensation	1,161	924
Taxes	1,330	1,408
Interest	449	437
Other	2,121	1,756

Total	$14,495	$12,527

TRANSPORT CORPORATION OF AMERICA, INC.

(5)	Common Stock with Non-detachable Put

In 1998, as part of its acquisition of North Star, the Company issued 1.2 million shares of common stock with a non-detachable put option (the “Put”). The Put gave the stockholder the right to sell some or all of the 1.2 million shares of the Company’s common stock back to the Company at $16.89 per share payable in cash. The effect of the 1.2 million shares associated with the Put is included in the computations of both basic and diluted earnings per share for 2000 and 1999. Additionally, for dilutive earnings per share, the reverse treasury stock method is applied to the 1.2 million shares because the Company’s average stock price was below the put price of $16.89. The dilutive effect for 2000 and 1999 is $0.10 and $0.05 per share, respectively.

In January 2000, 45,000 shares of the common stock with the non-detachable put option valued at $16.89 per share were converted to common stock.

In December 2000, the Company repurchased the remaining 1,155,000 common shares with the Put right for $11.7 million of subordinated debt and $7.8 million in cash.

In September 2001, the Company renegotiated the terms of the subordinated debt. Interest accrues on the unpaid balance effective October 1, 2001 through December 31, 2002 at an annual rate of 8%, the rate from January 1, 2003 through December 31, 2003 is 10%, and from January 1, 2004 through the maturity date of December 31, 2005 interest will accrue at 12%. The debt is payable through fixed quarterly payments and through quarterly variable payments based on actual earnings. In October 2001 proceeds of $1.4 million received from the sale of the Company’s previous headquarters were used to reduce the outstanding debt as required by the agreement.

(6)	Stockholders’Equity

Stockholder Rights Plan and Preferred Stock Distribution

The Company has adopted a stockholder rights plan, which provides for a dividend of one Preferred Stock Purchase Right (“Right”) for each outstanding share of the Company’s common stock. The plan and dividend become operative in certain events involving the acquisition of 15% or more of the Company’s voting stock by any person or group in a transaction not approved by the Board of Directors.

TRANSPORT CORPORATION OF AMERICA, INC.

Each Right entitles the holder to purchase one two-hundredths of a share of Series A Junior Participating Preferred Stock for $60 upon the occurrence of certain specified events. Additionally, the Rights entitle the holder, upon the occurrence of certain specified events, to purchase common stock having a value of twice the exercise price of the Right; upon the occurrence of certain other specified events, to purchase from an entity acquiring at least 15% of the voting securities or voting power of the Company, common stock of the acquiring entity having twice the exercise price of the Right. The Rights may be redeemed by the Company at a price of $0.001 per Right. The Rights expire on February 25, 2007, and are not presently exercisable.

Employee Stock Purchase Plan

In 2001, the Company adopted an Employee Stock Purchase Plan (the “2001 Plan”). The 2001 Plan replaced the Company’s prior employee stock purchase plan adopted in 1996 (the “1996 Plan”). The provisions of the 1996 Plan are substantially the same as the 2001 Plan. The purpose of the 2001 Plan is to encourage employees to purchase shares of common stock in the Company, thereby providing a greater community of interest between the Company and its employees. There are 100,000 shares of the Company’s common stock reserved for issuance under the 2001 Plan, which terminates on December 31, 2011.

The 2001 Plan permits employees to purchase shares of Common Stock of the Company at a price equal to the lesser of 85% of the market value of the Common Stock at the commencement or termination dates of each phase. Each year, during the term of the 2001 Plan, there are two six-month phases commencing on January 1 and July 1, respectively. Employees who have been employed for one year and who are regularly scheduled to work more than 20 hours per week and who are less than 5% owners are eligible to participate in the 2001 Plan via payroll deductions. Purchases are limited to 10% of a participant’s base pay during the respective phase.

During 2001 and 2000, employees purchased 15,898 and 7,066 shares, respectively, at average prices of $3.71 and $7.38 per share, respectively, under the 2001 Plan and 1996 Plan, respectively.

TA Rewards Program

The Company has an incentive program to reward employee drivers and independent contractor drivers who achieve certain performance and safety goals. Under this program, drivers are awarded points on a quarterly basis for achieving their safety and performance goals. Drivers may redeem these points for various rewards, including shares of the Company’s common stock.

TRANSPORT CORPORATION OF AMERICA, INC.

In 1998, the Board approved the TA Rewards Program – Stock Component (“TA Rewards”). TA Rewards provides for the issuance of up to 100,000 shares of the Company’s common stock for driver redemptions of their TA Rewards points. During 2001 and 2000, 9,962 and 11,399 common shares, respectively, were issued under this program.

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

These option plans allow for the grant of up to 725,000 shares. In July 2001 the Board approved an amendment to the 1995 Plan increasing the number of authorized shares by 325,000 subject to stockholder approval at the Company’s Annual Meeting of Stockholders on May 28, 2002. Options generally vest in cumulative annual increments over periods from one to four years and expire five or ten years from date of issuance. At December 31, 2001, the exercise prices of outstanding options ranged from $4.66 to $18.00, with a weighted average contractual life of approximately 4.0 years.

The following table summarizes information about fixed stock options outstanding at December 31, 2001.

		Outstanding options		Exercisable options
Exercise price range	Number	Weighted average remaining contractual life	Weighted average exercise price	Number	Weighted average exercise price
$ 0 - 5	4,000	3.9 years	$4.66	4,000	$4.66
5 - 10	432,018	4.2 years	5.70	111,127	6.05
10 - 15	44,000	2.5 years	13.05	34,670	12.99
15 - 20	12,000	1.4 years	18.00	12,000	18.00

	492,018			161,797

TRANSPORT CORPORATION OF AMERICA, INC.

Option transactions are summarized as follows:

	Shares			Weighted average exercise price

	2001	2000	1999	2001	2000	1999
Options outstanding at beginning of year	300,340	132,677	193,197	$8.00	$12.44	$10.80
Granted	298,307	232,550	47,000	5.67	5.88	12.93
Canceled	(106,629)	(64,887)	(18,400)	7.72	9.50	11.27
Exercised	0	0	(89,120)	0.00	0.00	9.39

Options outstanding at end of year	492,018	300,340	132,677	$6.65	$8.00	$12.44

Options exercisable at end of year	161,797	99,959	76,011	$8.39	$10.67	$12.85

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized with respect to the Company’s stock option plans or the Employee Stock Purchase Plan. Had compensation cost been determined on the basis of fair value pursuant to the provisions of SFAS No. 123, net earnings (loss) and net earnings (loss) per share would have been reduced to the pro forma amounts indicated below.

In thousands except per share amounts	2001	2000	1999

Net earnings (loss):
As reported	$ (352)	$ 4,673	$8,276

Pro forma	$ (593)	$ 4,438	$8,142

Net basic earnings (loss) per share:
As reported	$ (0.05)	$ 0.56	$ 1.02

Pro forma	$ (0.08)	$ 0.53	$ 1.00

Net diluted earnings (loss) per share:
As reported	$ (0.05)	$ 0.46	$ 0.97

Pro forma	$ (0.08)	$ 0.44	$ 0.95

The above pro forma amounts may not be representative of the effects on reported net earnings for future years.

TRANSPORT CORPORATION OF AMERICA, INC.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999:

	2001		2000		1999

Dividend yield	0.00%		0.00%		0.00%
Expected volatility	66.00%		103.00%		55.00%
Risk-free interest rate	5.00%		5.00%		5.40%
Expected lives	10 yea	rs	5 year	s	5 year	s

(7)	Employee Benefit Plans

The Company has a savings retirement plan (the “Plan”) for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer up to $11,000 of their compensation on a pretax basis. The Company may, at its discretion, match a portion of the employee deferrals. During 2001, 2000, and 1999, the Company contributed amounts equal to one-fourth of the employee deferrals, up to 1% of each participant’s compensation. For participants who are employed as truck drivers with pay based on actual miles driven, the Company may also elect to contribute ½¢ and 1¢ per paid mile driven for drivers with over one and two years of service, respectively. On behalf of all employees, the Company contributed $798,000, $748,000, and $638,000 to the Plan in 2001, 2000, and 1999, respectively.

TRANSPORT CORPORATION OF AMERICA, INC.

(8)	Income Taxes

The provision (benefit) for income taxes consists of the following:

In thousands	Current	Deferred	Total

For the year ended December 31, 2001:
Federal	$(1,879)	$1,913	$34
State	0	9	9

Total	$(1,879)	$1,922	$43

For the year ended December 31, 2000:
Federal	$0	$2,390	$2,390
State	57	540	597

Total	$57	$2,930	$2,987

For the year ended December 31, 1999:
Federal	$133	$4,105	$4,238
State	190	863	1,053

Total	$323	$4,968	$5,291

The income tax expense differs from the “expected”tax expense as follows for the years ended December 31, 2001, 2000, and 1999:

In thousands	2001	2000	1999

Expected federal tax expense at statutory rates	$(105)	$2,604	$4,748
Increases in taxes resulting from:
State income taxes, net of federal benefit	14	369	684
Expenses not deductible for tax purposes	162	153	157
Other	(28)	(139)	(298)

Actual tax expense	$43	$2,987	$5,291

TRANSPORT CORPORATION OF AMERICA, INC.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, are presented below:

In thousands	2001	2000

Deferred tax assets:
Vacation accrual	$500	$733
Allowance for doubtful accounts	198	124
Net operating loss carryforward	2,746	3,827
Insurance, claims, and damage reserves	2,660	2,294
Alternative minimum tax credit carryforward	1,700	3,559

Total deferred tax assets	7,804	10,537

Deferred tax liabilities:
Equipment, principally due to differences in depreciation and lease	39,042	40,117
Other	804	540

Total deferred tax liabilities	39,846	40,657

Net deferred tax liability	$32,042	$30,120

At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $7.1 million, which are available to offset future federal taxable income, if any, through 2019. The Company also has alternative minimum tax credit carryforwards of approximately $1.7 million, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

In assessing its realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred taxes assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on management’s scheduling of taxable temporary differences which generate sufficient taxable income in future periods to offset deductible temporary differences as of December 31, 2001, management believes that it is more likely than not the Company will realize the benefits of these temporary differences and therefore no valuation allowance is needed.

(9)	Major Customers

Sales to the Company’s five largest customers represented 40%, 43%, and 45% of total revenues for 2001, 2000, and 1999, respectively. The Company’s largest customer, Sears Roebuck & Co., represented approximately 12%, 13%, and 15% of operating revenues in 2001, 2000, and 1999, respectively.

TRANSPORT CORPORATION OF AMERICA, INC.

(10)	Commitments

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

Following is a summary of revenue equipment under capital leases:

In thousands	Years ended December 31,
	2001	2000

Revenue Equipment	$32,047	$32,101
Less accumulated depreciation	(4,865)	(1,072)

	$27,182	$31,029

TRANSPORT CORPORATION OF AMERICA, INC.

Operating Leases

In1999, the Company entered into a lease arrangement for its corporate office facility, which the Company occupied in 2000. This facility has been financed by a special purpose entity (“SPE”) sponsored by a bank. The SPE is not consolidated in the Company’s financial statements and the Company has accounted for this arrangement as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” The lease provides for a five-year initial lease term with a one-year renewal option, subject to bank approval, and a $13 million purchase option at the end of the lease term. The Company has provided a residual value guarantee of up to $11.2 million, plus selling costs, if the Company does not exercise its purchase option and the property is sold for less than $13 million, the Asset Termination Value. If the Company determines that it is probable that the expected fair value of the property at the end of the lease term will be less than the Asset Termination Value, the Company will accrue the expected loss on a straight-line basis over the remaining lease term. Management does not believe it is probable that the fair market value of the property at the end of the lease term will be less than the Asset Termination Value.

Rental expense under facility operating leases was approximately $884,000 in 2001, $844,000 in 2000, and $407,000 in 1999.

Rental expense for revenue equipment operating leases was approximately $0 in 2001, $198,000 in 2000 and $2,522,000 in 1999.

Future minimum payments by year and in the aggregate, under the aforementioned capital and operating leases and other non-cancellable operating leases with initial or remaining terms in excess of one year as of December 31, 2001, are as follows:

In thousands
Year ending December 31,	Capital Leases	Operating Leases

2002	$5,976	$884
2003	7,223	884
2004	5,371	295
2005	8,960	0
2006	4,548	0

Total minimum lease payments	$32,078	$2,063

Less amount representing interest with imputed rates
ranging from 6.5% to 7.5%	4,815

Present value of net minimum lease payments	27,263
Less current maturites	4,244

Long term maturities	$23,019

TRANSPORT CORPORATION OF AMERICA, INC.

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

To accommodate the financing for this program, the Company has entered into a loan, servicing, and guaranty agreement with two banks. Under the terms of the agreement, the Company guarantees 100% of individual driver loans for one bank and 10% of the driver loans with the other bank. The Company has the right to repossess the vehicle in the event a driver defaults on the loan. There were 72 loans with outstanding balances totaling $1.8 million at December 31, 2001, and 78 loans with outstanding balances totaling approximately $3.0 million as of December 31, 2000. No loans were in default. The Company guaranteed $0.4 and $1.1 million of the outstanding balances as of December 31, 2001 and 2000, respectively.

(11)	Acquisition of Robert Hansen Trucking, Inc.

On May 1, 1999, the Company issued 350,000 shares (valued at $13.00 per share) of its common stock as a portion of the purchase price to acquire Robert Hansen Trucking, Inc. (“RHT”). The Company subsequently retired 40,000 of these shares as part of the final purchase price adjustment. The purchase price consisted of $2.7 million in cash and the 310,000 net shares of the Company’s common stock, for a total purchase price of $6.7 million.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of RHT have been included in the Company’s consolidated financial statements since the date of acquisition. The total purchase price for the acquisition has been allocated to tangible and intangible assets and liabilities based upon management’s estimates of their fair value on the acquisition date. The $3.9 million excess of purchase price over fair value of net assets acquired has been recorded as goodwill with amortization on a straight-line basis over 25 years.

TRANSPORT CORPORATION OF AMERICA, INC.

The following unaudited pro forma combined historical results are based on available information and certain assumptions, which management believes are reasonable and appropriate to give effect to the RHT acquisition as if the transaction occurred at the beginning of fiscal 1999. No adjustments have been made to the historical results to reflect anticipated improvements that may be realized in the future. Accordingly, the pro forma information may not be indicative of actual results of operations that would have been obtained, or that may be realized in the future, if the acquisition had occurred on January 1, 1999.

(In thousands, except per share amounts)
1999

Operating revenues	$295,074
Net earnings	$7,965
Net earnings per share:
Basic	$0.97
Diluted	$0.92

TRANSPORT CORPORATION OF AMERICA, INC.

(12)	Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2001, 2000, and 1999: (In thousands, except per share amounts)

	Quarter

2001:	First	Second	Third	Fourth

Operating revenues	$66,107	$69,395	$70,333	$68,754
Operating income	756	2,384	2,608	1,215

Net earnings (loss)	$(752)	$376	$478	$(454)
Net earnings (loss) per common share:
Basic	$(0.10)	$0.05	$0.07	$(0.06)
Diluted	$(0.10)	$0.05	$0.07	$(0.06)

	Quarter

2000:	First	Second	Third	Fourth

Operating revenues	$72,200	$73,431	$73,549	$71,431
Operating income	3,665	4,211	5,083	3,537

Net earnings	$914	$1,263	$1,647	$849
Net earnings per common share:
Basic	$0.11	$0.15	$0.20	$0.10
Diluted	$0.10	$0.12	$0.17	$0.08

	Quarter

1999:	First	Second	Third	Fourth*

Operating revenues	$67,145	$75,034	$70,722	$72,684
Operating income	4,979	8,402	6,366	1,324

Net earnings (loss)	$2,079	$3,959	$2,644	$(406)
Net earnings (loss) per common share:
Basic	$0.26	$0.49	$0.32	$(0.05)
Diluted	$0.25	$0.46	$0.31	$(0.05)

* Includes $2.7 million pre-tax special bad debt provision due to increased exposure risk in the fourth quarter of 1999.

TRANSPORT CORPORATION OF AMERICA, INC.

(13)	Related Party Transactions

During fiscal 2001, 2000, and 1999, the Company paid MicroMation, Inc. $46,980, $151,710, and $469,357, respectively, for information technology services, primarily for the development of the Company’s web site and document imaging systems. Robert J. Meyers, the Company’s President and Chief Executive Officer until November 12, 2001, is a founder, former executive officer, and current stockholder of MicroMation, Inc.

During fiscal 2001, 2000, and 1999, the Company paid Carter Brothers Trucking $63,541, $124,749 and $0, respectively, for services rendered as an independent master contractor. Carter Brothers Trucking is owned by the brother of David L. Carter, the Company’s Vice President of Risk Management. The rates paid were determined on an arm’s-length basis and are the same as those paid to the Company’s other independent contractors.

During fiscal 2001, the Company paid Cherry Tree Developments, LLC, an affiliate of Cherry Tree Companies, $26,112 for consulting services. Anton J. Christianson, a Company Director, is the Chairman and co-founder of Cherry Tree Companies.

TRANSPORT CORPORATION OF AMERICA, INC.

Independent Auditors’ Report on Schedule

The Board of Directors and Stockholders
Transport Corporation of America, Inc.:

Under date of February 6, 2002, we reported on the consolidated balance sheets of Transport Corporation of America, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements, and our report thereon, are included in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KPMG LLP

Minneapolis, Minnesota
February 6, 2002

S-1

TRANSPORT CORPORATION OF AMERICA, INC.

SCHEDULE II

Valuation and Qualifying Accounts
(In thousands)

		Additions
Description	Balance at beginning of year	Additions charged to cost and expense		Charged to other accounts		Deductions	Balance at end of year

Allowance for doubtful accounts
(deducted from accounts receivable)

Year ended December 31, 2001	$276	240		0		46	$470

Year ended December 31, 2000	$3,170	590		25		3,509	$276

Year ended December 31, 1999	$461	2,772	(2)	55	(1)	118	$3,170

Reserve for insurance, claim and damage liability

Year ended December 31, 2001	$4,795	7,616		0		7,123	$5,288

Year ended December 31, 2000	$4,504	6,716		0		6,425	$4,795

Year ended December 31, 1999	$4,663	5,581		706	(1)	6,446	$4,504

Reserve for workers' compensation liability

Year ended December 31, 2001	$924	2,078		0		1,841	$1,161

Year ended December 31, 2000	$1,992	1,001		0		2,069	$924

Year ended December 31, 1999	$1,420	2,087		0		1,515	$1,992

(1)	Includes Robert Hansen Trucking valuation at date of acquisition
(2)	Includes $2.7 million special bad debt provision due to increased exposure risk in the fourth quarter of 1999

S-2