Form 10-Q
period 2002-03-31
TRANSPORT CORPORATION OF AMERICA INC
filed 2002-05-15
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

As of May 13, 2002, the Company had outstanding 7,251,130 shares of Common Stock, $.01 par value.

This Form 10-Q consists of 13 pages.

TRANSPORT CORPORATION OF AMERICA, INC.
Quarterly Report on Form 10-Q

Table of Contents

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	Page 3

Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	Page 4

Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	Page 5

Notes to Consolidated Financial Statements	Page 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 8

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	Page 12

Part II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	Page 13

Item 1. Financial Statements

Transport Corporation of America, Inc.
Consolidated Balance Sheets
(In thousands)

Assets	March 31, 2002	December 31, 2001

	(unaudited)	*
Current assets:
Cash and cash equivalents	$1,427	$1,107
Trade accounts receivable, net	29,347	26,864
Other receivables	4,168	1,590
Operating supplies - inventory	1,198	1,196
Deferred income tax benefit	3,810	3,474
Prepaid expenses	4,420	1,801

Total current assets	44,370	36,032
Property and equipment:
Land, buildings, and improvements	17,886	17,860
Revenue equipment	217,800	227,149
Other equipment	24,507	24,162

Total property and equipment	258,326	269,171
Less accumulated depreciation	(105,357)	(100,203)

Property and equipment, net	152,969	168,968
Other assets
Other assets, net	2,266	2,030
Goodwill, net	0	24,366

Total other assets, net	2,266	26,396

Total assets	$201,472	$231,396

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$10,554	$14,111
Current maturities of capital lease obligations	4,317	4,244
Accounts payable	6,824	5,873
Checks issued in excess of cash balances	4,867	1,118
Due to independent contractors	2,282	1,496
Accrued expenses	14,954	14,495

Total current liabilities	43,798	41,337
Long-term debt, less current maturities	48,282	51,077
Capital lease obligations, less current maturities	21,895	23,019

Deferred income taxes	26,313	35,516

Shareholders’ equity:
Common stock	72	72
Additional paid-in capital	30,459	30,205
Retained earnings	30,653	50,170

Total shareholders’ equity	61,184	80,447

Total liabilities and shareholders’ equity	$201,472	$231,396

*	Based upon audited financial statements See accompanying notes to consolidated financial statements

Transport Corporation of America, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,

	2002	2001

Operating revenues	$66,048	$66,107

Operating expenses:
Salaries, wages, and benefits	20,497	19,264
Fuel, maintenance, and other expenses	9,331	9,887
Purchased transportation	20,567	22,061
Revenue equipment leases	63	14
Depreciation and amortization	7,177	7,584
Insurance, claims and damage	3,327	2,362
Taxes and licenses	1,381	1,182
Communications	695	618
Other general and administrative expenses	1,984	2,330
Impairment of revenue equipment	4,741	0
Loss on sale of property and equipment	1	49

Total operating expenses	69,764	65,351

Operating income (loss)	(3,716)	756

Interest expense	1,495	1,993
Interest income	(4)	(5)

Interest expense, net	1,491	1,988

Loss before income taxes and cumulative
effect of change in accounting principle	(5,207)	(1,232)

Income tax benefit	(2,384)	(480)

Loss before cumulative effect
of change in accounting principle	(2,823)	(752)

Cumulative effect of change in
accounting principle, net of tax effect	16,694	0

Net loss	$(19,517)	$(752)

Net loss per share – basic:
Before cumulative effect of change
in accounting principle	$(0.39)	$(0.10)
Cumulative effect of change in
accounting principle, net of tax effect	(2.31)	—

Net loss per share	$(2.70)	$(0.10)

Net loss per share – diluted
Before cumulative effect of change
in accounting principle	$(0.39)	$(0.10)
Cumulative effect of change in
accounting principle, net of tax effect	(2.31)	—

Net loss per share	$(2.70)	$(0.10)

Average common shares outstanding:
Basic	7,227,320	7,189,349
Diluted	7,227,320	7,189,349

See accompanying notes to consolidated financial statements

Transport Corporation of America, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,

	2002	2001

Operating activities:
Net loss	$(19,517)	$(752)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	7,177	7,584
Cumulative effect of change in accounting
principle, net of tax effect	16,694	0
Impairment of revenue equipment	4,741	0
Loss on sale of property and equipment	1	49
Deferred income taxes	(1,866)	(450)
Changes in operating assets and liabilities:
Trade receivables	(2,483)	2,293
Other receivables	(2,578)	166
Operating supplies	(2)	47
Prepaid expenses	(2,619)	(2,493)
Accounts payable	951	(206)
Due to independent contractors	786	482
Accrued expenses	459	420

Net cash provided by operating activities	1,744	7,140

Investing activities:
Purchases of revenue equipment	(1,950)	(78)
Purchases of property and other equipment	(456)	(450)
(Increase) decrease in other assets	(257)	39
Proceeds from sales of equipment	4,639	1,326

Net cash provided by investing activities	1,976	837

Financing activities:
Proceeds from issuance of common stock,
and exercise of options and warrants	254	46
Proceeds from issuance of long-term debt	274	0
Principal payments on long-term debt	(4,277)	(4,672)
Proceeds from issuance of notes payable to bank	9,100	25,150
Principal payments on notes payable to bank	(12,500)	(26,800)
Change in net checks issued in excess of cash balances	3,749	(1,701)

Net cash used by financing activities	(3,400)	(7,977)

Net increase in cash	320	0
Cash and cash equivalents, beginning of period	1,107	234

Cash and cash equivalents, end of period	$1,427	$234

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,420	$1,926
Income taxes	0	90

See accompanying notes to consolidated financial statements

TRANSPORT CORPORATION OF AMERICA, INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the interim periods. They have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and, accordingly, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s most recent annual financial statements on Form 10-K for the year ended December 31, 2001. The critical accounting policies described in that report are used in preparing quarterly reports. Certain balances from prior periods have been reclassfied to conform to current presentation.

The Company’s business is seasonal. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.	Effect of New Accounting Standard

In 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. As a result of its adoption of SFAS No. 142 on January 1, 2002, the Company recorded a $16.7 million impairment charge for goodwill, net of tax benefit of $7.7 million, which has been reported as a cumulative effect of change in accounting principle. The fair value of the Company (single reporting unit) was determined based on quoted market prices for the Company’s common stock.

The following table reflects the consolidated results, adjusted as though the adoption of SFAS No. 142 occurred as of the beginning of the three month period ended March 31, 2001:

(Dollars in thousands, except per share amounts)	Three months ended March 31,

	2002	2001

Net loss:
As reported	$(19,517)	$(752)
Goodwill amortization, net of tax	—	167

Adjusted net loss:	$(19,517)	$(585)

Net loss per share — basic:
As reported	$(2.70)	$(0.10)
Goodwill amortization, net of tax	—	0.02

Adjusted basic net loss per share	$(2.70)	$(0.08)

Net loss per share — diluted:
As reported	$(2.70)	$(0.10)
Goodwill amortization, net of tax	—	0.02

Adjusted diluted net loss per share	$(2.70)	$(0.08)

A roll-forward of goodwill for the three month period ended March 31, 2002 is as follows:

(Dollars in thousands)

Balance as of December 31, 2001	$24,366
Impairment	(24,366)

Balance as of March 31, 2002	$—

In 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” This statement establishes a single accounting model for the impairment or disposal of long-lived assets. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. There was no impact on the financial statements from the adoption of SFAS No. 144.

During March 2002 the Company initiated a plan to accelerate the disposal of approximately 260 tractors and 500 trailers. As a result of the change in utilization period and related estimated cash flows, the Company recorded a pre-tax $4.7 million impairment charge on this revenue equipment. The estimated fair value of the revenue equipment was based on a combination of market quotes and independent appraisals of the equipment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2002 and 2001

Operating revenues, including fuel surcharges, were $66.0 million for the quarter ended March 31, 2002, compared to $66.1 million for the same quarter of 2001. Excluding fuel surcharges, revenues increased 4.0% when compared to the same period of 2001. Fuel surcharges were $0.4 million and $2.9 million, for the first quarters of 2002 and 2001, respectively, reflecting the effect of lower fuel costs in 2002. Primarily as a result of the mix of customer freight and competitive pricing pressure in the market, revenues per mile, excluding fuel surcharges, were $1.24 per mile for the first quarter of 2002, compared to $1.27 for the same quarter of 2001. Excluding the effect of lower fuel surcharge revenues, equipment utilization, as measured by average revenues per tractor per week, was $2,594 during the first quarter of 2002, compared to $2,380 for the same quarter of 2001. The improved equipment utilization in 2002 reflects higher loaded miles and a lower number of unseated tractors, when compared to the same period of 2001.

At March 31, 2002 and 2001, respectively, the Company’s fleet included 1,245 and 1,262 Company-owned tractors, and 756 and 761 tractors owned by independent contractors.

Salaries, wages, and benefits, as a percentage of operating revenues, were 31.0% for the first quarter of 2002, compared to 29.1% for the same quarter of 2001. The percentage increase is a reflection of a higher proportion of miles driven by employee drivers and higher employee benefit expenses, partially offset by lower non-driver compensation expense, when compared to the same period of 2001. Efficiency, as measured by average annualized revenues per non-driver employee, was $561,000 for the first quarter of 2002, compared to $507,000 for the same quarter of 2001. The increase reflects reductions of non-driver personnel subsequent to the first quarter of 2001.

Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 14.1%, compared to 15.0% for the same quarter of 2001. The decrease in 2002 primarily reflects lower fuel costs, partially offset by a higher proportion of miles driven by employee drivers, when compared to the same period of 2001.

Purchased transportation, as a percentage of operating revenues, was 31.1% for the first quarter of 2002, compared to 33.4% for the same quarter of 2001. The decrease in 2002 reflects a lower proportion of miles driven by independent contractors and a lower pass-through of fuel surcharge revenues to independent contractors as a reflection of lower fuel costs.

Revenue equipment leases, as a percentage of operating revenues, was 0.1% for the first quarter of 2002, compared to 0.0% for the same quarter of 2001. The increase reflects the Company’s use of operating leases for certain tractors acquired in 2002.

Depreciation and amortization, as a percentage of operating revenues, was 10.9% of operating revenues for the first quarter of 2002, compared to 11.5% for the same quarter of 2001. The decrease is primarily a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is longer amortized. Amortization of goodwill in the first quarter of 2001 was $274,000.

Insurance, claims and damage expense, as a percentage of operating revenues, was 5.0% for the first quarter of 2002, compared to 3.6% for the same quarter of 2001. The increase is primarily a result of higher liability insurance premium expense and higher accident and claims expense in 2002.

Taxes and licenses, as a percentage of operating revenues, was 2.1% for the first quarter of 2002, compared to 1.8% for the same quarter of 2001. The increase is primarily a result of the higher proportion of miles driven by company drivers and a higher proportion of license fees paid on behalf of independent contractors in 2002, when compared to the same period of 2001.

Other general and administrative expense, as a percentage of operating revenues, was 3.0% for the first quarter of 2002, compared to 3.5% for the same quarter of 2001. The decrease is primarily a result of lower driver training costs in 2002.

Impairment of revenue equipment was $4.7 million, or 7.2% of operating revenues, in the first quarter of 2002. The Company has identified a group of 260 tractors and approximately 500 trailers that it intends to dispose within the next year. Accordingly, these assets were written down to their estimated fair value under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The tractors identified for accelerated disposition represent over-the-road units not covered by manufacturer guaranteed residual value programs. The trailers to be disposed have been identified as being in excess of the Company’s needs.

Loss on the disposition of equipment was $1,000 for the first quarter of 2002, compared to a loss of $49,000 for the same quarter of 2001, reflecting fewer equipment dispositions in 2002.

Net interest expense, as a percentage of operating revenues, was 2.3% for the first quarter of 2002, compared to 3.0% for the same quarter of 2001. The decrease reflects lower debt balances and interest rates in 2002.

The effective tax rate as a percentage of operating revenues was 45.8% for the first quarter of 2002, compared to 39.0% for the same quarter of 2001. The higher effective rate in 2002, compared to 2001, primarily reflects the effect of non-deductible items for tax purposes in relation to lower pre-tax earnings.

As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues), including the $4.7 million impairment loss, was 105.6% for the first quarter of 2002, compared to 98.9% for the same quarter of 2001. Loss before the effect of a change of accounting principle, was $2.8 million, or 4.3% of operating revenues, for the first quarter of 2002, compared to a net loss of $0.8 million, or 1.2% of operating revenues, for the first quarter of 2001.

Upon its adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company recorded a goodwill impairment charge of $16.7 million, net of tax benefit of $7.7 million, as a cumulative effect of change in accounting principle. At December 31, 2001, the carrying value of goodwill, net of amortization, was $24.4 million.

Net loss, including the cumulative effect of a change in accounting principle in the first quarter of 2002, was $19.5 million, compared to a net loss of $0.8 million for the same quarter of 2001.

Liquidity and Capital Resources

Net cash provided by operating activities for the first quarter of 2002 was $1.7 million. The net change of operating assets and liabilities consumed $5.5 million, including $2.4 million for receivables associated with equipment dispositions, $1.1 million for income taxes receivable, $2.3 million for seasonal payments of annual operating license fees, and $2.5 million for increased trade receivables.

Investing activities for the first quarter of 2002 provided net cash of $2.0 million. Proceeds from sales of equipment exceeded expenditures for revenue and other equipment during the first quarter of 2002.

Financing activities for the first quarter of 2002 consumed $3.4 million, including net repayments of the Company’s credit facility and scheduled principal payments on long-term debt of $3.4 million and $4.3 million, respectively. At March 31, 2002, the Company had outstanding non-cancelable commitments of approximately $7.8 million for the purchase or lease of revenue equipment, which will be partially offset by anticipated proceeds from used equipment dispositions and trade-in amounts.

In the first quarter of 2002, the Company financed approximately $4.7 million of revenue equipment as operating leases.

Working capital was $0.6 million at March 31, 2002, compared to negative $5.3 million at December 31, 2001. The Company relies primarily on its operating cash flows and available borrowings under its credit facility to satisfy its short-term capital and debt-service requirements. At March 31, 2002, the Company had additional amounts available under its credit facility of $21.5 million.

The Company has a credit agreement for a secured credit facility with maximum combined borrowings and letters of credit of $40 million. Amounts actually available under the credit facility are limited by the Company’s accounts receivable and certain unencumbered revenue equipment. The credit facility is used to meet working capital needs, purchase revenue equipment and other assets, and to satisfy letter of credit requirements associated with the Company’s self-insured retention arrangements. At March 31, 2002, there were outstanding borrowings and letters of credit of $15.6 million and $2.9 million, respectively, and the Company was in compliance with the financial covenants under the credit facility. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, the credit facility, and other financing arrangements related to revenue equipment purchases.

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

The Company is exposed to certain market risks with its $40 million credit agreement, of which $18.5 million was outstanding at March 31, 2002. The agreement bears interest at a variable rate, which was 4.4% at March 31, 2002. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase. Although the Company does not currently employ derivatives or similar instruments to hedge against increases in fuel prices, fuel surcharge provisions enable the Company to reduce the effects of price increases.

PART II  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K:

(a)	Exhibits:

Exhibit Number	Description

10.1	1995 Stock Plan, as amended
11.1	Statement re: Computation of Net Earnings per Share

(b)	Reports on Form 8-K No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSPORT CORPORATION OF AMERICA, INC.

Date:	May 13, 2002	/s/ Michael J. Paxton

Michael J. Paxton
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Keith R. Klein

Keith R. Klein
Chief Financial Officer and Chief Information Officer
(Principal Financial and Accounting Officer)