Form 10-Q
period 2002-06-30
TRANSPORT CORPORATION OF AMERICA INC
filed 2002-08-14
CIK 809246

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of August 9, 2002, the Company had outstanding 7,256,191 shares of Common Stock, $.01 par value.

This Form 10-Q consists of 17 pages.

TRANSPORT CORPORATION OF AMERICA, INC.
Quarterly Report on Form 10-Q

Table of Contents

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	Page 3

Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001	Page 4

Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	Page 5

Notes to Consolidated Financial Statements	Page 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 8

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	Page 14

Part II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	Page 15

Item 6.	Exhibits and Reports on Form 8-K	Page 15

Item 1.	Financial Statements

Transport Corporation of America, Inc.
Consolidated Balance Sheets
(In thousands)

Assets	June 30, 2002	December 31, 2001
	(Unaudited)	*
Current assets:
Cash and cash equivalents	$165	$1,107
Trade accounts receivable, net	31,746	26,864
Other receivables	3,396	1,590
Operating supplies - inventory	1,180	1,196
Deferred income tax benefit	4,070	3,474
Prepaid expenses	3,859	1,801

Total current assets	44,416	36,032
Property and equipment:
Land, buildings, and improvements	17,889	17,860
Revenue equipment	211,690	227,149
Other equipment	24,884	24,162

Total property and equipment	254,463	269,171
Less accumulated depreciation	(107,978)	(100,203)

Property and equipment, net	146,485	168,968
Other assets
Other assets, net	2,501	2,030
Goodwill, net	0	24,366

Total other assets, net	2,501	26,396

Total assets	$193,402	$231,396

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$10,322	$14,111
Current maturities of capital lease obligations	5,896	4,244
Accounts payable	5,591	5,873
Checks issued in excess of cash balances	2,542	1,118
Due to independent contractors	1,813	1,496
Accrued expenses	15,552	14,495

Total current liabilities	41,716	41,337

Long-term debt, less current maturities	44,479	51,077
Capital lease obligations, less current maturities	19,266	23,019
Deferred income taxes	26,532	35,516
Shareholders’ equity:
Common stock	72	72
Additional paid-in capital	30,476	30,205
Retained earnings	30,861	50,170

Total shareholders’ equity	61,409	80,447

Total liabilities and shareholders’ equity	$193,402	$231,396

*	Based upon audited financial statements See accompanying notes to consolidated financial statements

3

Transport Corporation of America, Inc. Consolidated Statements of Operations (In thousands, except share and per share amounts) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Operating revenues	$69,004	$69,395	$135,052	$135,502
Operating expenses:
Salaries, wages, and benefits	20,161	20,359	40,658	39,623
Fuel, maintenance, and other expenses	9,779	10,100	19,110	19,987
Purchased transportation	23,110	22,470	43,677	44,531
Revenue equipment leases	268	18	331	32
Depreciation and amortization	6,933	7,490	14,110	15,074
Insurance, claims and damage	2,768	2,227	6,095	4,589
Taxes and licenses	1,205	1,319	2,586	2,501
Communications	684	726	1,379	1,344
Other general and administrative expenses	2,289	2,292	4,273	4,622
Impairment of revenue equipment	0	0	4,741	0
(Gain) loss on sale of property and equipment	(9)	10	(8)	59

Total operating expenses	67,188	67,011	136,952	132,362

Operating income (loss)	1,816	2,384	(1,900)	3,140
Interest expense	1,432	1,769	2,927	3,762
Interest income	(1)	(2)	(5)	(7)

Interest expense, net	1,431	1,767	2,922	3,755

Earnings (loss) before income taxes and cumulative
effect of change in accounting principle	385	617	(4,822)	(615)
Provision (benefit) for income taxes	177	241	(2,207)	(239)

Earnings (loss) before cumulative effect
of change in accounting principle	208	376	(2,615)	(376)
Cumulative effect of change in
accounting principle, net of tax effect	0	0	16,694	0

Net earnings (loss)	$208	$376	$(19,309)	$(376)

Net earnings (loss) per share - basic:
Before cumulative effect of change
in accounting principle	$0.03	$0.05	$(0.36)	$(0.05)
Cumulative effect of change in
accounting principle, net of tax effect	0	0	(2.31)	0

Net earnings (loss) per share	$0.03	$0.05	$(2.67)	$(0.05)

Net earnings (loss) per share - diluted
Before cumulative effect of change
in accounting principle	$0.03	$0.05	$(0.36)	$(0.05)
Cumulative effect of change in
accounting principle, net of tax effect	0	0	(2.31)	0

Net earnings earnings (loss) per share	$0.03	$0.05	$(2.67)	$(0.05)

Average common shares outstanding:
Basic	7,251,013	7,192,032	7,239,232	7,190,698
Diluted	7,315,138	7,203,740	7,239,232	7,190,698

See accompanying notes to consolidated financial statements 4

Transport Corporation of America, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Six months ended June 30,
	2002	2001
Operating activities:
Net loss	$(19,309)	$(376)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	14,110	15,074
Cumulative effect of change in accounting
principle, net of tax effect	16,694	0
Impairment of revenue equipment	4,741	0
Loss (gain) on sale of property and equipment	(8)	59
Deferred income taxes	(1,907)	(74)
Changes in operating assets and liabilities:
Trade receivables	(4,882)	(475)
Other receivables	(946)	76
Operating supplies	16	81
Prepaid expenses	(2,058)	(1,405)
Accounts payable	(282)	80
Due to independent contractors	317	(497)
Accrued expenses	1,056	335

Net cash provided by operating activities	7,542	12,878

Investing activities:
Purchases of revenue equipment	(2,086)	(106)
Purchases of property and other equipment	(877)	(883)
Decrease in other assets	189	7
Proceeds from disposition of equipment	5,083	1,532

Net cash provided by investing activities	2,309	550

Financing activities:
Proceeds from issuance of common stock,
and exercise of options and warrants	271	61
Proceeds from issuance of long-term debt	4,091	0
Principal payments on long-term debt	(8,529)	(9,292)
Proceeds from issuance of notes payable to bank	24,300	59,100
Principal payments on notes payable to bank	(32,350)	(62,250)
Change in net checks issued in excess of cash balances	1,424	(207)

Net cash used by financing activities	(10,793)	(12,588)

Net (decrease) increase in cash	(942)	840
Cash and cash equivalents, beginning of period	1,107	234

Cash and cash equivalents, end of period	$165	$1,074

Supplemental disclosure of cash flow information:
Lease receivables from disposition of revenue equipment	$1,545	$0
Cash paid during the period for:
Interest	$2,791	$3,609
Income taxes	124	114

See accompanying notes to consolidated financial statements 5

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

The Company’s business is seasonal. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.	Effect of New Accounting Standards

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

The following table reflects the consolidated results, adjusted as though the adoption of SFAS No. 142 occurred as of the beginning of the three and six-month periods ended June 30, 2001:

(Dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net earnings (loss):
As reported	$208	$376	$(19,309)	$(376)
Goodwill amortization, net of tax	—	167	—	334

Adjusted net loss:	$208	$543	$(19,309)	$(42)

Net earnings (loss) per share - basic:
As reported	$0.03	$0.05	$(2.67)	$(0.05)
Goodwill amortization, net of tax	—	0.02	—	0.05

Adjusted basic net loss per share	$0.03	$0.07	$(2.67)	$—

Net earnings (loss) per share - diluted:
As reported	$0.03	$0.05	$(2.67)	$(0.05)
Goodwill amortization, net of tax	—	0.02	—	0.05

Adjusted diluted net loss per share	$0.03	$0.07	$(2.67)	$—

A roll-forward of goodwill for the six-month period ended June 30, 2002 is as follows:

(Dollars in thousands)
Balance as of December 31, 2001	$24,366
Impairment losses as of March 31, 2002	(24,366)

Balance as of June 30, 2002	$—

In 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model for the impairment or disposal of long-lived assets. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. There was no impact on the financial statements from the adoption of SFAS No. 144.

In March 2002 the Company initiated a plan to accelerate the disposal of approximately 260 tractors and 500 trailers. As a result of the change in utilization period and related estimated cash flows, the Company recorded a pre-tax $4.7 million impairment charge on this revenue equipment in the first quarter of 2002. The estimated fair value of the revenue equipment was based on a combination of market quotes and independent appraisals of the equipment.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2002 and 2001

Operating revenues, including fuel surcharges, were $69.0 million for the quarter ended June 2002, compared to $69.4 million for the same quarter of 2001. Excluding fuel surcharges, revenues increased 1.7% when compared to the same period of 2001. Fuel surcharges were $1.1 million and $2.7 million, for the second quarters of 2002 and 2001, respectively, reflecting the effect of lower fuel costs in 2002. Primarily as a result of the mix of customer freight and continued competitive pricing pressure in the market, partially offset by the effect of lower empty miles, revenues per mile, excluding fuel surcharges, were $1.24 per mile for the second quarter of 2002, compared to $1.28 for the same quarter of 2001. Excluding the effect of lower fuel surcharge revenues, equipment utilization, as measured by average revenues per tractor per week, was $2,689 during the second quarter of 2002, compared to $2,529 for the same quarter of 2001. The improved equipment utilization in 2002 reflects higher loaded miles, a lower percentage of empty miles, and a lower number of unseated tractors, when compared to the same period of 2001.

At June 2002 and 2001, respectively, the Company’s fleet included 1,177 and 1,259 Company-owned tractors, and 785 and 732 tractors provided by independent contractors.

Salaries, wages, and benefits, as a percentage of operating revenues, were 29.2% for the second quarter of 2002, compared to 29.4% for the same quarter of 2001. The percentage decrease in 2002 is primarily a result of a lower proportion of miles driven by employee drivers, partially offset by higher employee medical claim and workers’ compensation expenses when compared to the same period of 2001. Efficiency, as measured by average annualized revenues per non-driver employee, was $597,000 for the second quarter of 2002, compared to $561,000 for the same quarter of 2001. The increase reflects reductions of non-driver personnel beginning in the first quarter of 2001.

Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 14.2%, compared to 14.6% for the same quarter of 2001. The decrease in 2002 primarily reflects lower fuel costs and a lower proportion of miles driven by employee drivers, partially offset by higher maintenance and other fleet operating costs, when compared to the same period of 2001.

Purchased transportation, as a percentage of operating revenues, was 33.5% for the second quarter of 2002, compared to 32.4% for the same quarter of 2001. The increase in 2002 reflects a higher proportion of miles driven by independent contractors, partially offset by a lower pass-through of fuel surcharge revenues to independent contractors as a reflection of lower fuel costs.

Revenue equipment leases, as a percentage of operating revenues, was 0.4% for the second quarter of 2002, compared to 0.0% for the same quarter of 2001. The increase reflects the Company’s use of operating leases for certain tractors acquired in 2002.

Depreciation and amortization, as a percentage of operating revenues, was 10.1% of operating revenues for the second quarter of 2002, compared to 10.8% for the same quarter of 2001. The decrease is primarily a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill was entirely written off in the first quarter of 2002. Amortization of goodwill in the year-ago quarter was $274,000.

Insurance, claims and damage expense, as a percentage of operating revenues, was 4.0% for the second quarter of 2002, compared to 3.2% for the same quarter of 2001. The increase is primarily a result of higher liability insurance premium expense and higher accident and claims expense in 2002.

Taxes and licenses, as a percentage of operating revenues, was 1.7% for the second quarter of 2002, compared to 1.9% for the same quarter of 2001. The decrease is primarily a result of a lower proportion of miles driven by company drivers, partially offset by a greater proportion of license fees paid on behalf of independent contractors in 2002, when compared to the same period of 2001.

Communication expense, as a percentage of operating revenues, was 1.0% for the second quarters of both 2002 and 2001.

Other general and administrative expense, as a percentage of operating revenues, was 3.3% for the second quarters of both 2002 and 2001.

Gain on the disposition of equipment was $9,000 for the second quarter of 2002, compared to a loss of $10,000 for the same quarter of 2001.

Net interest expense, as a percentage of operating revenues, was 2.0% for the second quarter of 2002, compared to 2.5% for the same quarter of 2001. The decrease primarily reflects lower average debt balances in 2002.

The effective tax rate, as a percentage of operating revenues, was 46.0% for the second quarter of 2002, compared to 39.0% for the same quarter of 2001. The higher effective rate in 2002, compared to 2001, primarily reflects the effect of non-deductible items for tax purposes in relation to lower pre-tax earnings.

As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues), was 97.4% for the second quarter of 2002, compared to 96.6% for the same quarter of 2001.

Net earnings were $208,000 for the second quarter of 2002, compared to net earnings of $376,000 for the same quarter of 2001.

Six Months Ended June 30, 2002 and 2001

Operating revenues, including fuel surcharges, were $135.1 million for the six months ended June 30, 2002, compared to $135.5 million for the same period of 2001. Excluding fuel surcharges, revenues increased 2.8% when compared to the same period of 2001. Fuel surcharges were $1.4 million and $5.5 million, for the first six months of 2002 and 2001, respectively, reflecting the effect of lower fuel costs in 2002. Primarily as a result of the mix of customer freight and competitive pricing pressure in the market, revenues per mile, excluding fuel surcharges, were $1.24 per mile for the first six months of 2002, compared to $1.27 for the same period of 2001. Excluding the effect of lower fuel surcharge revenues, equipment utilization, as measured by average revenues per tractor per week, was $2,641 during the first six months of 2002, compared to $2,454 for the same period of 2001. The improved equipment utilization in 2002 primarily reflects higher loaded miles, fewer unseated tractors and a lower percentage of empty miles, when compared to the same period of 2001.

Salaries, wages, and benefits, as a percentage of operating revenues, were 30.2% for the first six months of 2002, compared to 29.3% for the same period of 2001. The percentage increase is primarily a reflection of a higher proportion of miles driven by employee drivers and higher employee medical claim and workers’ compensation expenses, partially offset by lower non-driver compensation expense, when compared to the same period of 2001. Efficiency, as measured by average annualized revenues per non-driver employee, was $579,000 for the first six months of 2002, compared to $533,000 for the same period of 2001. The increase reflects reductions of non-driver personnel starting in the first quarter of 2001.

Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 14.2%, compared to 14.8% for the same period of 2001. The decrease in 2002 primarily reflects lower fuel costs in the current period, partially offset by a higher proportion of miles driven by employee drivers and higher maintenance and other fleet operating costs.

Purchased transportation, as a percentage of operating revenues, was 32.3% for the first six months of 2002, compared to 32.9% for the same period of 2001. The decrease in 2002 reflects a lower pass-through of fuel surcharge revenues to independent contractors as a reflection of lower fuel costs and a lower proportion of miles driven by independent contractors.

Revenue equipment leases, as a percentage of operating revenues, was 0.2% for the first six months of 2002, compared to 0.0% for the same period of 2001. The increase reflects the Company’s use of operating leases for certain tractors acquired in 2002.

Depreciation and amortization, as a percentage of operating revenues, was 10.4% of operating revenues for the first six months of 2002, compared to 11.1% for the same period of 2001. The decrease is primarily a result of the adoption in the first quarter of 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill was entirely written off in the first quarter of 2002. Amortization of goodwill in the same period of 2001 was $548,000.

Insurance, claims and damage expense, as a percentage of operating revenues, was 4.5% for the first six months of 2002, compared to 3.4% for the same period of 2001. The increase is primarily a result of higher liability insurance premium expense and higher accident and claims expense in 2002.

Taxes and licenses, as a percentage of operating revenues, was 1.9% for the first six months of 2002, compared to 1.8% for the same period of 2001. The increase is primarily a result of the higher proportion of miles driven by company drivers and a higher proportion of license fees paid on behalf of independent contractors in 2002, when compared to the same period of 2001.

Communication expense, as a percentage of operating revenues, was 1.0% for the first six-month periods of both 2002 and 2001.

Other general and administrative expense, as a percentage of operating revenues, was 3.2% for the first six months of 2002, compared to 3.4% for the same period of 2001. The decrease is primarily a result of cost control initiatives implemented in the first quarter of 2001.

Impairment of revenue equipment was $4.7 million, or 3.5% of operating revenues, in the first six months of 2002. In the first quarter of 2002 the Company identified a group of 260 tractors and approximately 500 trailers for disposition within the next year. Accordingly, these assets were written down to their estimated fair value under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The tractors identified for accelerated disposition represent over-the-road units not covered by manufacturer guaranteed residual value programs. The trailers to be disposed were identified as being in excess of the Company’s needs. Disposition programs for this equipment are under way.

Gain on the disposition of equipment was $8,000 for the first six months of 2002, compared to a loss of $59,000 for the same period of 2001, reflecting fewer equipment dispositions in 2002.

Net interest expense, as a percentage of operating revenues, was 2.2% for the first six months of 2002, compared to 2.8% for the same period of 2001. The decrease primarily reflects lower average debt balances in 2002.

The effective tax rate as a percentage of operating revenues was 45.8% for the first six months of 2002, compared to 38.9% for the same period of 2001. The higher effective rate in 2002, compared to 2001, primarily reflects the effect of non-deductible items for tax purposes in relation to lower pre-tax earnings.

As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues), including the $4.7 million impairment loss, was 101.4% for the first six months of 2002, compared to 97.7% for the same period of 2001. Loss before the effect of a change of accounting principle, was $2.6 million, or 1.9% of operating revenues, for the first six months of 2002, compared to a net loss of $0.4 million, or 0.3% of operating revenues, for the same period of 2001.

Upon its adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company recorded a goodwill impairment charge of $16.7 million, net of tax benefit of $7.7 million, as a cumulative effect of change in accounting principle. At December 31, 2001, the carrying value of goodwill, net of amortization, was $24.4 million.

Net loss, including the cumulative effect of a change in accounting principle in the first six months of 2002, was $19.3 million, compared to a net loss of $0.4 million for the same period of 2001.

Liquidity and Capital Resources

Net cash provided by operating activities for the first six months of 2002 was $7.5 million. The net change of operating assets and liabilities consumed $6.8 million, including $1.2 million for receivables associated with equipment dispositions, $1.1 million for income taxes receivable, $1.1 million for seasonal payments of annual operating license fees, and $4.9 million for increased trade receivables.

Investing activities for the first six months of 2002 provided net cash of $2.3 million. Proceeds from sales of equipment exceeded expenditures for revenue and other equipment during the first six months of 2002. In the first six months of 2002, the Company financed approximately $4.7 million of revenue equipment as operating leases.

Financing activities for first six months of 2002 consumed net cash of $10.8 million, including net repayments of the Company’s credit facility and scheduled principal payments on long-term debt of $8.1 million and $8.5 million, respectively. As of June 30, 2002, the Company had outstanding non-cancelable commitments of approximately $19.2 million for the purchase of revenue equipment, which will be partially offset by anticipated proceeds from used equipment dispositions and trade-in amounts. The Company has obtained financing for these purchase commitments.

Working capital was $2.7 million at June 30, 2002, compared to negative $5.3 million at December 31, 2001. The Company relies primarily on its operating cash flows and available credit facility to satisfy its short-term capital and debt-service requirements. At June 30, 2002, the company had additional amounts available under its credit facility of $26.1 million.

The Company has a credit agreement for a secured credit facility with maximum combined borrowings and letters of credit of $40 million. Amounts actually available under the credit facility are limited by the Company’s accounts receivable and certain unencumbered revenue equipment. The credit facility is used to meet working capital needs, purchase revenue equipment and other assets, and to satisfy letter of credit requirements associated with the Company’s self-insured retention arrangements. At June 30, 2002, there were outstanding borrowings and letters of credit of $11.0 million and $2.9 million, respectively. The Company was in compliance with the financial covenants under the credit facility as of June 30, 2002. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, the credit facility, and other financing arrangements related to revenue equipment purchases.

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

The Company is exposed to certain market risks with its $40 million credit agreement, of which $11.0 million was outstanding at June 30, 2002. The agreement bears interest at a variable rate, which was 4.5% at June 30, 2002. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase. Although the Company does not currently employ derivatives or similar instruments to hedge against increases in fuel prices, fuel surcharge provisions enable the Company to reduce the effects of price increases.

PART II OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders:

On May 28, 2002 the Company held its Annual Meeting of Shareholders. At the meeting, the following actions were taken:

(a)	The following persons were elected to the Company's Board of Directors:

	Votes for	Votes Withheld
William D. Slattery	6,694,816	105,442
Michael J. Paxton	6,536,673	263,585
Anton J. Christianson	6,700,511	99,747
William P. Murnane	6,700,306	99,952
Kenneth J. Roering	6,696,511	103,747

(b)	The Company’s shareholders approved the amendment to the Transport America 1995 Stock Plan to increase the number of shares reserved for issuance under the Plan by a vote of 6,375,902 in favor, and 399,372 shares against, and 24,984 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits:

Exhibit Number Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-84140) as declared effective by the Commission on November 3, 1994 (the "1994 S-1")).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the 1994 S-1).

4.1	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) dated February 25, 1997 (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, as amended, filed with the SEC on February 27, 1997; to Exhibit 1 to the Company's Registration Statement on Form 8-K/A, filed with the SEC on June 29, 1998; and to Exhibit 1 to the Company's Registration Statement on Form 8-A/A, filed with the SEC on January 21, 2000).

10.1	Amended and Restated Credit Agreement dated as of October 5, 2001, among LaSalle Bank, N.A., Firstar Bank, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.2	1986 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 1996).

10.3	401(k) Retirement Plan (incorporated by reference to Exhibit 10.3 to the 1994 S-1).

10.4	Master Lease, dated as of April 9, 1999, between the Company and ABN/AMBRO Leasing, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.5	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.6	Form of Vehicle Lease and Independent Contractor Agreement (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1996).

10.7	Description of the terms of employment of Michael J. Paxton (incorporated by reference to Exhibit 1071 to the Company's Form 10-K for the year ended December 31, 2001).

10.8	Supplement to Employment Offer and Change in Control Agreement between the Company and Keith R. Klein, dated December 31, 2001 (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2001).

10.9	Severance Agreement between the Company and Robert J. Meyers, dated January 31, 2002 (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2001).

10.10	Employment Letter and Addendum for Richard Lane.

10.12	2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.12 to the company's form 10-K for the year ended December 31, 2000).

10.13	1995 Stock Plan, as amended (Incorporated by reference to Form S-8, as filed with the SEC on June 6, 2002).

11.1	Statement re: Computation of Net Earnings per Share.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSPORT CORPORATION OF AMERICA, INC.

Date:	August 13, 2002	/s/ Michael J. Paxton

Michael J. Paxton
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Keith R. Klein

Keith R. Klein
Chief Financial Officer and Chief Information Officer
(Principal Financial and Accounting Officer)