Form 10-Q
period 2002-09-30
TRANSPORT CORPORATION OF AMERICA INC
filed 2002-11-13
CIK 809246

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  0-24908

TRANSPORT CORPORATION OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1386925 (I.R.S. Employer Identification No.)

1715 Yankee Doodle Road

Eagan, Minnesota 55121

(Address of principal executive offices and zip code)

Registrant's telephone number, including area code:  (651) 686-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES   X    NO

As of November 5, 2002, the Company had outstanding 7,238,131 shares of Common Stock, $.01 par value.

TRANSPORT CORPORATION OF AMERICA, INC. Quarterly Report on Form 10-Q Table of Contents

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	Page 3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001	Page 4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 9

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	Page 16

Item 4.	Controls and Procedures	Page 16

Part II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	Page 17
2
Item 1. Financial Statements Transport Corporation of America, Inc. Consolidated Balance Sheets (In thousands)
Assets	September 30, 2002	December 31, 2001
	(Unaudited)	*
Current assets:
Cash and cash equivalents	$578	$1,107
Trade accounts receivable, net	30,333	26,864
Other receivables	2,822	1,590
Operating supplies - inventory	1,117	1,196
Deferred income tax benefit	4,057	3,474
Prepaid expenses	2,805	1,801

Total current assets	41,712	36,032
Property and equipment:
Land, buildings, and improvements	17,624	17,860
Revenue equipment	204,163	227,149
Other equipment	24,100	24,162

Total property and equipment	245,887	269,171
Less accumulated depreciation	(101,512)	(100,203)

Property and equipment, net	144,375	168,968
Other assets
Other assets, net	2,736	2,030
Goodwill, net	0	24,366

Total other assets, net	2,736	26,396

Total assets	$188,823	$231,396

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$15,989	$14,111
Current maturities of capital lease obligations	5,821	4,244
Accounts payable	5,821	5,873
Checks issued in excess of cash balances	794	1,118
Due to independent contractors	2,433	1,496
Accrued accident and claim liability	6,286	5,288
Accrued expenses	9,377	9,207

Total current liabilities	46,521	41,337
Long-term debt, less current maturities	35,749	51,077
Capital lease obligations, less current maturities	18,267	23,019
Deferred income taxes	26,597	35,516
Shareholders’ equity:
Common stock	72	72
Additional paid-in capital	30,502	30,205
Retained earnings	31,115	50,170

Total shareholders’ equity	61,689	80,447

Total liabilities and shareholders’ equity	$188,823	$231,396

* Based upon audited financial statements See accompanying notes to consolidated financial statements 3
Transport Corporation of America, Inc. Consolidated Statements of Operations (In thousands, except share and per share amounts) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Operating revenues	$69,002	$70,333	$204,054	$205,835
Operating expenses:
Salaries, wages, and benefits	19,574	21,462	60,232	61,085
Fuel, maintenance, and other expenses	9,639	10,707	28,749	30,694
Purchased transportation	24,310	21,636	67,987	66,167
Revenue equipment leases	251	37	582	69
Depreciation and amortization	6,760	7,448	20,870	22,522
Insurance, claims and damage	2,527	2,117	8,622	6,706
Taxes and licenses	1,188	1,411	3,774	3,912
Communications	634	703	2,013	2,047
Other general and administrative expenses	2,294	2,139	6,567	6,761
Impairment of revenue equipment	0	0	4,741	0
(Gain) loss on sale of property and equipment	(14)	65	(22)	124

Total operating expenses	67,163	67,725	204,115	200,087

Operating income (loss)	1,839	2,608	(61)	5,748
Interest expense	1,356	1,811	4,283	5,573
Interest income	(50)	(19)	(55)	(26)

Interest expense, net	1,306	1,792	4,228	5,547

Earnings (loss) before income taxes and cumulative
effect of change in accounting principle	533	816	(4,289)	201
Provision (benefit) for income taxes	279	338	(1,928)	99

Earnings (loss) before cumulative effect
of change in accounting principle	254	478	(2,361)	102
Cumulative effect of change in
accounting principle, net of tax effect	0	0	(16,694)	0

Net earnings (loss)	$254	$478	$(19,055)	$102

Net earnings (loss) per share - basic:
Before cumulative effect of change
in accounting principle	$0.04	$0.07	$(0.33)	$0.01
Cumulative effect of change in
accounting principle, net of tax effect	-	-	(2.30)	-

Net earnings (loss) per share	$0.04	$0.07	$(2.63)	$0.01

Net earnings (loss) per share - diluted
Before cumulative effect of change
in accounting principle	$0.03	$0.07	$(0.33)	$0.01
Cumulative effect of change in
accounting principle, net of tax effect	-	-	(2.30)	-

Net earnings (loss) per share	$0.03	$0.07	$(2.63)	$0.01

Average common shares outstanding:
Basic	7,256,152	7,202,184	7,244,934	7,194,569
Diluted	7,285,709	7,218,022	7,244,934	7,203,809

See accompanying notes to consolidated financial statements 4
Transport Corporation of America, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine months ended September
	2002	2001
Operating activities:
Net loss	$(19,055)	$102
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	20,870	22,522
Cumulative effect of change in accounting	16,694	0
principle, net of tax effect
Impairment of revenue equipment	4,741	-
Loss (gain) on sale of property and equipment	(22)	124
Deferred income taxes	(1,829)	669
Changes in operating assets and liabilities:
Trade receivables	(3,469)	(2,847)
Other receivables	318	13
Operating supplies	79	73
Prepaid expenses	(1,004)	(553)
Accounts payable	(52)	3,184
Due to independent contractors	937	(250)
Accrued expenses	1,165	1,385

Net cash provided by operating activities	19,373	24,422

Investing activities:
Purchases of revenue equipment	(13,126)	(6,397)
Purchases of property and other equipment	(1,060)	(1,290)
Decrease (increase) in other assets	379	(118)
Proceeds from disposition of equipment	10,557	3,945

Net cash used by investing activities	(3,250)	(3,860)

Financing activities:
Proceeds from issuance of common stock
and exercise of options and warrants	297	111
Proceeds from issuance of long-term debt	13,030	26,581
Principal payments on long-term debt	(12,655)	(14,395)
Proceeds from issuance of notes payable to bank	40,800	64,350
Principal payments on notes payable to bank	(57,800)	(95,500)
Change in net checks issued in excess of cash balances	(324)	(1,711)

Net cash used by financing activities	(16,652)	(20,564)

Net decrease in cash	(529)	(2)
Cash and cash equivalents, beginning of period	1,107	234

Cash and cash equivalents, end of period	$578	$232

Supplemental disclosure of cash flow information:
Lease receivables from disposition of revenue equipment	$2,659	$-
Cash paid during the period for:
Interest	$4,195	$5,116
Income taxes	$180	$143

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

The Company’s business is seasonal. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The following table reflects the consolidated results, adjusted as though the adoption of SFAS No. 142 occurred as of the beginning of the three and nine-month periods ended September 30, 2001:
(Dollars in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net earnings (loss):
As reported	$254	$478	$(19,055)	$102
Goodwill amortization, net of tax	-	161	-	417

Adjusted net earnings (loss):	$254	$639	$(19,055)	$519

Net earnings (loss) per share - basic:
As reported	$0.04	$0.07	$(2.63)	$0.01
Goodwill amortization, net of tax	-	0.02	-	0.06

Adjusted basic net earnings (loss) per share	$0.04	$0.09	$(2.63)	$0.07

Net earnings (loss) per share - diluted:
As reported	$0.03	$0.07	$(2.63)	$0.01
Goodwill amortization, net of tax	-	0.02	-	0.06

Adjusted diluted net earnings (loss) per share	$0.03	$0.09	$(2.63)	$0.07

A roll-forward of goodwill for the nine-month period ended September 30, 2002 is as follows:

(Dollars in thousands)

Balance as of December 31, 2001	$24,366
Impairment losses as of March 31, 2002	(24,366)

Balance as of September 30, 2002	$-

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

3.

Subsequent Event

On October 28, 2002, the Company amended the terms of its Subordinated Promissory Notes to include an unscheduled $4 million aggregate principal payment facilitated through cash generated from operations and additional borrowings on the Company's line of credit. In exchange for this payment, the Company received a lower interest rate and certain changes to the terms of future earning-based principal payments.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2002 and 2001

Operating revenues, including fuel surcharges, were $69.0 million for the quarter ended September 2002, compared to $70.3 million for the same quarter of 2001. Excluding fuel surcharges, revenues decreased 0.7% when compared to the same period of 2001. Fuel surcharges were $1.5 million and $2.4 million, for the third quarters of 2002 and 2001, respectively, reflecting the effect of lower fuel costs in 2002. The Company’s mix of revenues shifted among customers as newly acquired customer relationships partially offset declining revenues from a significant customer. Revenues per mile, excluding fuel surcharges, were $1.25 for the third quarter of 2002, compared to $1.26 for the same quarter of 2001, primarily reflecting changes in customer mix and continued pricing pressures in the market, partially offset by the effect of lower empty miles and rate increases with certain customers. Equipment utilization, excluding the effect of lower fuel surcharge revenues, as measured by average revenues per tractor per week, improved 2.1% to $2,746 during the third quarter of 2002, compared to $2,690 for the same quarter of 2001. The equipment utilization in 2002 reflects higher loaded miles and a 120 basis point reduction of empty miles percentage, partially offset by a higher number of unseated tractors, when compared to the same period of 2001.

At September 2002 and 2001, respectively, the Company’s fleet included 1,117 and 1,245 company-owned tractors, and 804 and 714 tractors provided by independent contractors.

Salaries, wages, and benefits, as a percentage of operating revenues, were 28.3% for the third quarter of 2002, compared to 30.5% for the same quarter of 2001. The percentage decrease in 2002 is primarily a result of fewer non-driver personnel and a lower proportion of miles driven by employee drivers, when compared to the same period of 2001. As measured by average annualized revenues per non-driver employee and reflecting the reduction of non-driver personnel in 2002, efficiency improved 4.0% to $605,000 for the third quarter of 2002, compared to $582,000 for the same quarter of 2001.

Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 14.0%, compared to 15.2% for the same quarter of 2001. The decrease in 2002 primarily reflects lower fuel costs and a lower proportion of miles driven by employee drivers, partially offset by higher maintenance and other fleet operating costs, when compared to the same period of 2001.

Purchased transportation, as a percentage of operating revenues, was 35.2% for the third quarter of 2002, compared to 30.8% for the same quarter of 2001. The increase in 2002 reflects a higher proportion of miles driven by independent contractors, partially offset by a lower pass-through of fuel surcharge revenues to independent contractors as a reflection of lower fuel costs.

Revenue equipment leases, as a percentage of operating revenues, was 0.4% for the third quarter of 2002, compared to 0.1% for the same quarter of 2001. The increase reflects the Company’s use of operating leases for certain tractors acquired in 2002.

Depreciation and amortization, as a percentage of operating revenues, was 9.8% of operating revenues for the third quarter of 2002, compared to 10.6% for the same quarter of 2001. The decrease is primarily a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill was entirely written off in the first quarter of 2002. Amortization of goodwill in the year-ago quarter was $274,000.

Insurance, claims and damage expense, as a percentage of operating revenues, was 3.7% for the third quarter of 2002, compared to 3.0% for the same quarter of 2001. The increase is primarily a result of higher liability insurance premium expense and higher accident and claims expense in 2002.

Taxes and licenses, as a percentage of operating revenues, was 1.7% for the third quarter of 2002, compared to 2.0% for the same quarter of 2001. The decrease is primarily a result of a lower proportion of miles driven by company drivers, when compared to the same period of 2001.

Communication expense, as a percentage of operating revenues, was 0.9% for the third quarter of 2002, compared to 1.0% for the same period of 2001. The decrease in 2002 primarily reflects higher recoveries of satellite communication costs from independent contractors.

Other general and administrative expense, as a percentage of operating revenues, was 3.3% for the third quarter of 2002, compared to 3.0% for the same period of 2001. The increase in 2002 is primarily the result of higher postage and courier expenses, employee acquisition expenses, as well as the effect of lower revenues, partially offset by lower driver hiring expenses.

Gain on the disposition of equipment was $14,000 for the third quarter of 2002, compared to a loss of $65,000 for the same quarter of 2001.

As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues), was 97.3% for the third quarter of 2002, compared to 96.3% for the same quarter of 2001.

Net interest expense, as a percentage of operating revenues, was 1.9% for the third quarter of 2002, compared to 2.6% for the same quarter of 2001. The decrease primarily reflects lower average debt balances in 2002.

The effective tax rate (income taxes as a percentage of earnings before income taxes) was 52.3% for the third quarter of 2002, compared to 41.4% for the same quarter of 2001. The higher effective rate in 2002, compared to 2001, primarily reflects a change in the estimate of the effective annual tax rate for 2002 and the effect of non-deductible items for tax purposes in relation to lower pre-tax earnings. This rate also reflects the impact of a reduction in tax expense during the quarter of $340,000 which represents a reduction in the level of needed reserve for tax exposure items.

Net earnings were $254,000 for the third quarter of 2002, compared to net earnings of $478,000 for the same quarter of 2001.

Nine Months Ended September 30, 2002 and 2001

Operating revenues, including fuel surcharges, were $204.1 million for the nine months ended September 30, 2002, compared to $205.8 million for the same period of 2001. Excluding fuel surcharges, revenues increased 1.6% when compared to the same period of 2001. Fuel surcharges were $2.9 million and $8.0 million, for the first nine months of 2002 and 2001, respectively, reflecting the effect of lower fuel costs in 2002. In 2002, the Company has sought to replace declining revenues from a significant customer. Consequently, there has been a shift of revenues among the Company’s customers as a result of newly acquired customer relationships. Revenues per mile, excluding fuel surcharges, were $1.24 for the first nine months of 2002, compared to $1.27 for the same period of 2001, primar ily reflecting changes in the mix of customer freight and competitive pricing pressure in the market that have existed in 2002, partially offset by a lower percentage of empty miles. Excluding the effect of lower fuel surcharge revenues, equipment utilization, as measured by average revenues per tractor per week, improved 5.7% to $2,675 during the first nine months of 2002, compared to $2,531 for the same period of 2001. The improved equipment utilization in 2002 primarily reflects higher loaded miles, fewer unseated tractors and a lower percentage of empty miles, when compared to the same period of 2001.

Salaries, wages, and benefits, as a percentage of operating revenues, were 29.5% for the first nine months of 2002, compared to 29.7% for the same period of 2001. The percentage decrease is primarily a reflection a lower proportion of miles driven by employee drivers and reductions of non-driver compensation expense, partially offset by higher employee medical claim and workers’ compensation expenses, when compared to the same period of 2001. Efficiency, as measured by average annualized revenues per non-driver employee, was $587,000 for the first nine months of 2002, compared to $549,000 for the same period of 2001. The increase reflects reductions of non-driver personnel from the year-ago period.

Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 14.1%, compared to 14.9% for the same period of 2001. The decrease in 2002 primarily reflects lower fuel costs and a lower proportion of miles driven by employee drivers in the current period, partially offset by higher maintenance and other fleet operating costs.

Purchased transportation, as a percentage of operating revenues, was 33.3% for the first nine months of 2002, compared to 32.1% for the same period of 2001. The increase in 2002 reflects a higher proportion of miles driven by independent contractors, partially offset by a lower pass-through of fuel surcharge revenues to independent contractors as a reflection of lower fuel costs in 2002.

Revenue equipment leases, as a percentage of operating revenues, was 0.3% for the first nine months of 2002, compared to 0.0% for the same period of 2001. The increase reflects the Company’s use of operating leases for tractors acquired in 2002.

Depreciation and amortization, as a percentage of operating revenues, was 10.2% of operating revenues for the first nine months of 2002, compared to 10.9% for the same period of 2001. The decrease is primarily a result of the adoption in the first quarter of 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill was entirely written off in the first quarter of 2002. Amortization of goodwill in the same period of 2001 was $822,000.

Insurance, claims and damage expense, as a percentage of operating revenues, was 4.2% for the first nine months of 2002, compared to 3.3% for the same period of 2001. The increase is primarily a result of higher liability insurance premium expense and higher accident and claims expense in 2002.

Taxes and licenses, as a percentage of operating revenues, was 1.9% for the first nine months of both 2002 and 2001.

Communication expense, as a percentage of operating revenues, was 1.0% for the first nine-month periods of both 2002 and 2001.

Other general and administrative expense, as a percentage of operating revenues, was 3.2% for the first nine months of 2002, compared to 3.3% for the same period of 2001. The decrease is primarily a result of cost control initiatives throughout 2002.

Impairment of revenue equipment was $4.7 million, or 2.3% of operating revenues, in the first nine months of 2002. In the first quarter of 2002 the Company identified a group of 260 tractors and approximately 500 trailers for disposition within the next year. Accordingly, these assets were written down to their estimated fair value under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The tractors identified for accelerated disposition represent over-the-road units not covered by manufacturer guaranteed residual value programs. The trailers to be disposed were identified as being in excess of the Company’s needs. Disposition programs for this equipment are underway.

Gain on the disposition of equipment was $22,000 for the first nine months of 2002, compared to a loss of $124,000 for the same period of 2001.

As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues), including the $4.7 million impairment loss, was 100.0% for the first nine months of 2002, compared to 97.2% for the same period of 2001. Excluding the impairment loss, the Company’s operating ratio for the first nine months of 2002 was 97.7%.

Net interest expense, as a percentage of operating revenues, was 2.1% for the first nine months of 2002, compared to 2.7% for the same period of 2001. The decrease primarily reflects lower average debt balances in 2002.

The effective tax rate (income taxes as a percentage of earnings (loss) before income taxes) was 45.0% for the first nine months of 2002, compared to 49.3% for the same period of 2001. The lower effective rate in 2002, compared to 2001, primarily reflects a change in the estimate of the effective annual tax rate for 2002, the effect of non-deductible items for tax purposes in relation to lower pre-tax earnings, and the impact of a $340,000 reduction in the level of reserve for tax exposure items.

As a result of the items discussed above, loss before the effect of a change of accounting principle, was $2.4 million, for the first nine months of 2002, compared to a net earnings of $102,000 for the same period of 2001.

 Upon its adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company recorded a goodwill impairment charge of $16.7 million, net of tax benefit of $7.7 million, as a cumulative effect of change in accounting principle. At December 31, 2001, the carrying value of goodwill, net of amortization, was $24.4 million.

Net loss, including the cumulative effect of a change in accounting principle in the first nine months of 2002, was $19.1 million, compared to net income of $102,000 for the same period of 2001.

Liquidity and Capital Resources

Net cash provided by operating activities for the first nine months of 2002 was $19.4 million. The net change of operating assets and liabilities consumed $2.0 million, including $1.6 million for seasonal payments of annual operating license fees, and $3.5 million for increased trade receivables, partially offset by increases in other short-term liabilities.

Investing activities for the first nine months of 2002 consumed net cash of $3.3 million, for the purchase of revenue and other equipment, net of $10.6 million of proceeds from sales of revenue equipment, during the first nine months of 2002. In the first nine months of 2002, the Company financed approximately $4.7 million of revenue equipment as operating leases.

Financing activities for the first nine months of 2002 consumed net cash of $16.6 million, including net repayments of the Company’s credit facility and scheduled principal payments on long-term debt of $17.0 million and $12.7 million, respectively. As of September 30, 2002, the Company had outstanding non-cancelable commitments of approximately $8.3 million for the purchase of revenue equipment, which will be partially offset by anticipated proceeds from used equipment dispositions and trade-in amounts. The Company has obtained financing commitments for these equipment purchase commitments.

Working capital was negative $4.8 million at September 30, 2002, compared to negative $5.3 million at December 31, 2001. The Company relies primarily on its operating cash flows and available credit facility to satisfy its short-term capital and debt-service requirements. At September 30, 2002, the Company had additional amounts available under its credit facility of $29.5 million.

In 1999, the Company entered into a five-year lease arrangement for its corporate office facility, accounted as an operating lease in accordance with Statement of Financial Accounting Standards, No. 13 “Accounting for Leases.”  The facility was financed by a special purpose entity (“SPE”) sponsored by a bank and, accordingly, is not consolidated in the Company’s financial statements. The Company has provided a residual value guarantee of up to $11.2 million, plus selling costs if the Company does not exercise its purchase option and the property is sold for less than $13 million, the Asset Termination Value. Management does not believe it is probable that the fair value of the property at the end of the lease term will be less than the Asset Termination Value.

The Company has a credit agreement for a secured credit facility with maximum combined borrowings and letters of credit of $40 million. Amounts actually available under the credit facility are limited by the Company’s accounts receivable and certain unencumbered revenue equipment. The credit facility is used to meet working capital needs, purchase revenue equipment and other assets, and to satisfy letter of credit requirements associated with the Company’s self-insured retention arrangements. At September 30, 2002, there were outstanding borrowings and letters of credit of $2.0 million and $3.2 million, respectively. The Company was in compliance with the financial covenants under the credit facility as of September 30, 2002. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, the credit facility, and other financing arrangements related to revenue equipment purchases.

On October 28, 2002, the Company amended the terms of its Subordinated Promissory Notes to include an unscheduled $4 million aggregate principal payment facilitated through cash generated from operations and additional borrowings on the Company's line of credit. In exchange for this payment, the Company received a lower interest rate and certain changes to the terms of future earning-based principal payments.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks with its $40 million credit agreement, of which $2.0 million was outstanding at September 30, 2002. The agreement bears interest at a variable rate, which was 4.4% at September 30, 2002. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase. Although the Company does not currently employ derivatives or similar instruments to hedge against increases in fuel prices, fuel surcharge provisions enable the Company to reduce the effects of price increases.

Item 4.

Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) within 90 days prior to the filing date of this quarterly report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports its files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

#

PART II   OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K:

(a)

Exhibits:

Exhibit

Number

Description

1.1

Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 33-84140) as declared effective by the Commission on November 3, 1994 (the “1994 S-1”)).

1.2

Bylaws (incorporated by reference to Exhibit 3.2 to the 1994 S-1).

4.1

Rights Agreement by and between the Company and LaSalle Bank, N.A. (formerly with Wells Fargo Bank Minnesota, N.A. (formerly ., f/k/a Norwest Bank Minnesota, N.A.) dated February 25, 1997 (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, as amended, filed with the SEC on February 27, 1997; to Exhibit 1 to the Company’s Registration Statement on Form 8-K/A, filed with the SEC on June 29, 1998; and to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A, filed with the SEC on January 21, 2000, and to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A, filed with the SEC on August 1, 2002).

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

10.7

Description of the terms of employment of Michael J. Paxton (incorporated by reference to Exhibit 1071.7 to the Company’s Form 10-K for the year ended December 31, 2001).

10.8

Supplement to Employment Offer and Change in Control Agreement between the Company and Keith R. Klein, dated December 31, 2001 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2001).

10.9

Severance Agreement between the Company and Robert J. Meyers, dated January 31, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001).

10.10

Employment Letter and Addendum for Richard Lane. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.12

2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company’s form 10-K for the year ended December 31, 2000).

10.13

1995 Stock Plan, as amended (incorporated by reference to Form S-8, as filed with the SEC on June 6, 2002).

10.14

Severance Agreement between the Company and Robert C. Stone, dated July 29, 2002.

11.1

Statement re: Computation of Net Earnings per Share.

99.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)

Reports on Form 8-K:

On August 1, 2002, the Company filed a Form 8-K to report under Item 5 (Other Events) that the Company had appointed LaSalle Bank National Association as the Company’s transfer agent and registrar and as the sole Rights Agent under the Company’s Rights Agreement. The same Form 8-K was inadvertently filed by the Company’s financial printer on July 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSPORT CORPORATION OF AMERICA, INC.

Date:

November 13, 2002

/s/ Michael J. Paxton

Michael J. Paxton

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

/s/ Keith R. Klein

Keith R. Klein

Chief Financial Officer and Chief Information Officer

(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Michael J. Paxton, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Transport Corporation of America, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Michael J. Paxton

Michael J. Paxton

Chairman, President and Chief Executive Officer

I, Keith R. Klein, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Transport Corporation of America, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Keith R. Klein

Keith R. Klein

Chief Financial Officer and

Chief Information Officer