Form 10-K
period 2002-12-31
TRANSPORT CORPORATION OF AMERICA INC
filed 2003-03-25
CIK 809246

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

(Mark One)	FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-24908

TRANSPORT CORPORATION OF AMERICA, INC. (Exact name of registrant as specified in its charter)
	Minnesota (State or other jurisdiction of incorporation or organization)	41-1386925 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X   NO    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): YES      NO   X  .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked priced of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $20,179,473.

As of March 13, 2003, the Company had outstanding 7,202,246 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference: Part III, Items 10, 11, and 12 incorporate by reference portions of Transport Corporation of America, Inc.’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

This Form 10-K report consists of 68 pages (including exhibits: the index to exhibits is set forth on page 28).

TRANSPORT CORPORATION OF AMERICA, INC.

PART I

Item 1. BUSINESS

Overview

        Transport Corporation of America, Inc. (the “Company” or “Transport America”) provides a wide range of truckload carriage and logistics services in various lengths of haul in the United States and parts of Canada. The Company has designed its business to provide high-quality, customized transportation and logistics services that allow it to be a preferred partner or core carrier to major shippers. The Company serves as an integral part of the distribution system of many of its major customers. The principal categories of freight hauled by the Company are department-store merchandise, grocery, industrial, consumer, paper products, and expedited services. The Company commenced substantial operations in 1984.

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

        The Company carries out its business strategy by assigning an experienced marketing representative to each customer to tailor its logistics services, and by providing a wide range of transportation services, including line-haul, multi-stop capability, regional and local operations, van trailers with and without refrigeration or temperature control, time-definite pickup and delivery, satellite-monitored transit, and information technology services. The Company also places operations personnel on-site at certain of its customer’s facilities to enhance its logistics services. As part of its mission to serve the transportation and logistics needs of its mostly Fortune 500 customers, Transport America also provides dedicated transportation and logistic services.

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

        During 2002, the Company’s largest 5, 10, and 25 customers accounted for approximately 32%, 49%, and 67%, respectively, of operating revenues. During 2001, the Company’s largest customer, Sears, Roebuck & Co., which accounted for approximately 12% of the Company’s operating revenues informed the Company that it did not intend to renew contracts expiring in 2002 and 2003. By the end of 2002, the Company replaced the entire lost Sears’ business with business from existing and new customers.

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

        Service Centers. In 2002, the Company utilized twelve strategically located service centers to provide an added level of customer service and support. These facilities are located in close proximity to major population centers or customer locations, thereby enabling the Company to provide a large amount of equipment, local cartage service, and local customer- service representatives to work directly with customers on a day-to-day basis. The Company believes that its service centers allow it to maintain closer relationships with its driver workforce through on-site driver amenities and interactions with service- center personnel. In February 2003, the Company made a decision to close two of the service facilities that did not fit its network and did not provide an adequate return on invested capital. Both of these facilities will be sold, with the proceeds primarily used to further reduce debt. The Company has also eliminated redundant functions throughout its other service centers, and plans to increase its maintenance capabilities in other facilities to provide service to its owner operators, who represented approximately 44 percent of the total fleet in 2002. This is expected to provide $0.5 million in cost savings during 2003 starting in the second quarter and $0.7 million in annualized savings in 2004.

        Time-Definite Service. In each of its markets, the Company seeks to provide 100% on-time pickup and delivery, expedited time-in-transit, logistical planning to coordinate and deliver freight within time-definite parameters, and advanced information capabilities that provide value to customers. Time-definite transportation requires pick-ups and deliveries to be performed within narrowly defined time frames. Time-definite services are particularly important to the Company’s customers who operate just-in-time manufacturing, distribution, and retail inventory

TRANSPORT CORPORATION OF AMERICA, INC.

systems. The Company employs personnel at certain of its customers’ facilities to meet critical customer transportation and logistics needs.

Human Resources

        Transport America’s human resources are an important element of its customer-focused business strategy. Employee drivers, independent contractors, and non-driver employees regularly interact with customers and are ultimately responsible for customer satisfaction. In order for the Company to grow and continue to be positioned as a quality carrier of choice for existing and new customers, the Company regularly evaluates changes to the driver’s work environment that will improve driver satisfaction. The Company continues to emphasize competitive pay packages, quality at-home time, technology that enhances the driver’s experience, and “driver friendly” freight as principal means to attract and retain its driver workforce.

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

        The Company has also implemented a lease-to-own program to attract and retain owner-operators. This program allows an owner-operator to lease tractors previously owned by the Company for a small down payment combined with a per-mile fee for rental and maintenance of the equipment. Ownership of the unit is transferred at the end of the lease term.

        Driver Work Environment. The Company believes that the type of freight it typically handles is a significant factor in retention of employee drivers and independent contractors. Consequently, the Company focuses much of its marketing efforts on customers with freight that is “driver-friendly” in that it requires minimal loading or unloading by drivers and customer employees.

        The Company utilizes late-model, reliable equipment including standard features such as sleeper bunks, large cabins, air-ride suspensions, and anti-lock brakes. The Company also provides satellite communications technology that enables drivers to receive load-related information, directions, pay information, fueling recommendations, e-mail access, and family emergency information. The Company’s service centers are strategically located to provide

TRANSPORT CORPORATION OF AMERICA, INC.

services for the driver, such as showers, laundry facilities, break rooms, fuel, tractor and trailer maintenance, and in-person assistance from service center personnel.

        Compensation and Benefits. The Company’s compensation and benefits package has been structured to compensate drivers on the basis of miles driven and ancillary services performed, with increases in base compensation commensurate with length of service. Employee driver benefits include paid vacation days, health insurance, and a Company-funded 401(k) retirement plan. Performance bonuses are paid based upon safety, customer service and fuel consumption. The Company believes its compensation and benefits package for employee drivers and independent contractors continue to rank among the highest in the truckload industry.

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

        Driver and Independent Contractor Supervision. The Company assigns each employee driver and independent contractor to a specific fleet manager. The fleet manager’s role is to be the primary support resource for the employee driver or independent contractor. The fleet manager also communicates the work assignments and coordinates driver pay matters using satellite technology, schedules time off, reviews performance, provides day-to-day training, arranges required safety inspections, reviews performance, and is accountable for the retention and productivity of the assigned employee drivers and independent contractors.

        As of December 31, 2002, the Company employed 1,146 student and professional employee drivers, 96 mechanics, 376 persons in operations, marketing, training, and administration, and had agreements with independent contractors who provided 836 tractors. The Company’s employees are not represented by any collective bargaining units, and the Company considers relations with its employees and independent contractors to be good.

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

        Operations and Communications. The Company utilizes information systems and satellite-based communications to process orders, optimize scheduling, dispatch loads, and monitor loads in transit. Load planners, with the benefit of optimization software, match customer orders daily with driver availability. Once the most appropriate load assignment decision is made, based on computer-monitored load factors, the load information is sent directly to the driver through the satellite network. The satellite system simplifies locating of equipment and permits timely and efficient communication of critical operating data such as shipment orders, loading instructions, routing, fuel, taxes paid and mileage operated, payroll, safety, traffic, and maintenance information.

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

        Internet Access. The Company provides its customers with on-line access to certain load-status information as well as the ability to retrieve document images related to customer shipments. The Company’s Web site (www.transportamerica.com) also provides access to other information for the benefit of customers, drivers, potential employees and investors. Depending upon customer needs, technological capabilities, and internal resources, the Company expects to continue to expand its use of the Internet and e-commerce. The contents of the Company’s website are not incorporated by reference into this Annual Report.

TRANSPORT CORPORATION OF AMERICA, INC.

Revenue Equipment

        The Company operates a modern fleet of tractors and trailers. Tractors are typically replaced every 48 to 60 months, based on factors such as age and condition, current interest rates, the market for used equipment, and improvements in technology and fuel efficiency. The average age of the Company-operated tractors at December 31, 2002 was approximately 28 months.

        The Company has available a variety of trailers to meet customer requirements. At December 31, 2002, these included 5,241 dry vans, most of which are logistic capable and many of which are equipped with heaters, 155 refrigerated vans, and 40 flat beds. The trailer-to-tractor ratio of 2.9 allows the Company to provide its high-volume customers with extra trailers to accommodate loading and unloading, and to improve driver and asset utilization. Depending on market conditions, the Company generally replaces trailers after seven to ten years of service. The average age of in-service trailers at December 31, 2002, was approximately 61 months.

        The following table shows the model years of the Company tractors and trailers as of December 31, 2002:

Model Year	Tractors	Trailers
2003	250	0
2002	254	0
2001	0	0
2000	305	1,047
1999	188	1,476
1998	57	979
1997	1	589
1996 and prior	2	1,345

Total Company	1,057	5,436
Independent Contractor	836	0

Total available	1,893	5,436

Competition

        The truckload transportation business is extremely competitive and fragmented. The Company competes primarily with other truckload carriers, particularly those in the high service end of the truckload market. The Company also competes with alternative forms of transportation, such as rail, intermodal, and airfreight, particularly in the longer haul segments of its business. Competition in the truckload industry has created pressure on the industry’s pricing structure. Generally, competition for the freight transported by the Company is based on service, equipment availability, trailer type, efficiency, freight rates, and technological capabilities. There are a number of competitors that have substantially greater financial resources, operate more equipment, and transport more freight than the Company.

TRANSPORT CORPORATION OF AMERICA, INC.

Executive Officers

The executive officers of Transport America are as follows:

Name and Age	Position with Transport America

Michael J. Paxton (56)	Chairman of the Board since July 2002, and President and Chief Executive Officer of Transport America since November 2001. Mr. Paxton has served on the Board of Directors of Transport America since 1995. Mr. Paxton previously served as President and CEO of the Sunbeam Health and Safety Company (manufacturer of home safety and health products, a subsidiary of Sunbeam Corporation) from September 1998 to November 2001. Prior to that, he served as Chairman, President and CEO of O-Cedar Brands, Inc. (a household cleaning products company) from January 1996 to September 1998.

Keith R. Klein (39)	Chief Financial Officer of Transport America since July 1999, and Chief Information Officer since March 2001. From 1997 to July 1999, Mr. Klein was founder and owner of a financial consulting firm. From 1990 to 1997, he served in various positions at Deluxe Corporation, most recently as Vice President and Corporate Controller.

Larry E. Johnson (58)	Vice President of Marketing Services since May 2002. Vice President of Marketing of Transport America from August 2000 to May 2002. Prior to August 2000, Mr. Johnson served as Vice President of Marketing Services of Transport America from March 1999 to August 2000, and Director of Marketing Services from January 1995 to March 1999.

Ronald C. Kipp (56)	Vice President of Operations since October 2002. For 24 years from 1985 to 2002, Mr. Kipp served in various operations and sales positions with Schneider National, Inc. including most recently as Director of Business Development for a major business account from 2001 to 2002, and as Vice President of Sales for Schneider Specialized Carriers, Inc. from 1999 to 2001.

Christopher R. Licht (50)	Vice President of Safety and Risk Management since February 2003. From December 1996 to February 2003, Mr. Licht served in various safety and driver training roles at Covenant Transport, Inc., most recently as Senior Vice President of Safety from October 2000 to February 2003.

8

TRANSPORT CORPORATION OF AMERICA, INC.

Item 2. PROPERTIES

The following chart provides information concerning the Company’s service centers and other facilities:

Service Centers and Other Facilities	Owned or Leased	Acreage	Square Footage
Atlanta, Georgia	Owned	16.2	14,860

Clarksville, Indiana***	Owned	16.0	17,000

Columbus, Ohio	Leased	*	*

Eagan, Minnesota (1715 Yankee Doodle Road)	Leased	8.3	118,978

Eagan, Minnesota (Terminal Drive)	Owned	14.9	17,500

Fontana, California	Leased	3.5	1,800

Garland, Texas***	Owned	9.2	32,000

Grand Rapids, Minnesota	Leased	.2	140

Harrisburg, Pennsylvania	Leased	*	*

Janesville, Wisconsin	Owned	13.6	16,700

Kansas City, Missouri	Owned	10.0	14,862

North Jackson, Ohio	Owned	8.1	11,230

North Liberty, Iowa	Owned	13.0	15,150

Scottsburg, Indiana	Leased	6.0	14,073

Spirit Lake, Iowa	Leased	**	6,000

* This facility is shared with another company.
** Office facility.
*** Facility closed in February 2003

        The Company’s current rental payments for its leased facilities range from approximately $400 to $8,000 per month. The Company does not anticipate any difficulties renewing or continuing these leases. The monthly lease for the Company’s headquarters at 1715 Yankee Doodle Road in Eagan, Minnesota is based on a variable interest rate with current payments of approximately $55,000 per month.

        In addition to the properties listed above, Transport America leases parking and drop lot space at various locations.

TRANSPORT CORPORATION OF AMERICA, INC.

Item 3. LEGAL PROCEEDINGS

        The Company is routinely a party to litigation incidental to its business, primarily involving claims for workers’ compensation or for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance, which covers liability amounts in excess of retained liabilities from personal injury and property damage claims. The Company currently carries a total of $30 million liability insurance coverage.

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

TRANSPORT CORPORATION OF AMERICA, INC.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Price Range of Common Stock. The Company’s Common Stock is traded on the NASDAQ National Market under the symbol TCAM. The following table sets forth the high and low closing prices for the Company’s Common Stock, as reported by NASDAQ, for the periods indicated:

Period	High	Low
2002:
1st Quarter	$7.150	$5.750
2nd Quarter	7.390	5.000
3rd Quarter	6.860	4.880
4th Quarter	6.030	4.410
2001:
1st Quarter	$5.500	$4.375
2nd Quarter	6.600	5.250
3rd Quarter	7.200	5.000
4th Quarter	6.890	5.000

        Stockholders. As of March 13, 2002, the Company had 449 stockholders of record, including Depository Trust Company, which held of record 6,984,760 shares.

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

TRANSPORT CORPORATION OF AMERICA, INC.

Item 6. SELECTED FINANCIAL DATA

(In thousands, except per share and operating data)	December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Operating revenues	$273,227	$274,589	$290,611	$285,585	$245,913
Operating expenses:
Salaries, wages and benefits	80,289	82,337	83,868	79,938	67,937
Fuel, maintenance and other expenses	38,903	40,657	42,725	33,174	27,938
Purchased transportation	91,706	86,791	91,724	96,263	81,983
Revenue equipment leases	841	86	232	2,543	3,731
Depreciation and amortization	27,474	30,039	29,237	25,715	19,348
Insurance, claims and damage	13,615	9,989	8,051	7,270	6,816
Taxes and licenses	4,986	5,222	4,989	5,249	4,016
Communications	2,576	2,718	3,336	3,307	2,869
Other general and administrative expenses	9,052	9,469	10,665	11,849	9,310
Impairment of revenue equipment	4,741	0	0	0	0
(Gain) loss on sale of property and equipment	(36)	318	(712)	(794)	(503)

Total operating expenses	274,147	267,626	274,115	264,514	223,445
Operating income (loss)	(920)	6,963	16,496	21,071	22,468
Interest expense, net	5,447	7,272	8,836	7,504	4,999

Earnings (loss) before income taxes	(6,367)	(309)	7,660	13,567	17,469
Provision (benefit) for income taxes	(2,711)	43	2,987	5,291	6,813

Net earnings (loss) before cumulative effect
of change in accounting principle, net of tax effect	(3,656)	(352)	4,673	8,276	10,656
Cumulative effect of change in accounting principle,
net of tax effect	(16,694)	0	0	0	0

Net earnings (loss)	$(20,350)	$(352)	$4,673	$8,276	$10,656

Net earnings (loss) per share - basic
Before cumulative effect of change in accounting
principle, net of tax	$(0.50)	$(0.05)	$0.56	$1.02	$1.46

Net earnings (loss) per share - basic	$(2.81)	$(0.05)	$0.56	$1.02	$1.46

Net earnings (loss) per share - diluted
Before cumulative effect of change in accounting
principle, net of tax	$(0.50)	$(0.05)	$0.46	$0.97	$1.42

Net earnings (loss) per share - diluted	$(2.81)	$(0.05)	$0.46	$0.97	$1.42

Weighted average shares outstanding	7,243	7,197	8,317	8,142	7,300

Weighted average shares outstanding,
assuming dilution	7,243	7,197	10,069	8,570	7,521

Pretax margin	(2.3%)	(0.1%)	2.6%	4.8%	7.1%
Operating Data (company transported):
Tractors (at end of period)
Company	1,057	1,266	1,261	1,236	1,078
Independent contractor	836	724	743	811	922

Total	1,893	1,990	2,004	2,047	2,000
Trailers (at end of period)	5,436	5,890	6,010	6,119	5,387
Total miles (000's)	210,842	204,477	212,185	217,942	188,650
Average revenues per tractor per week (1)	$2,714	$2,568	$2,633	$2,678	$2,799
Average revenues per mile (1)	$1.24	$1.27	$1.27	$1.27	$1.28
Average empty mile percentage	11.5%	12.7%	12.2%	12.1%	10.8%
Average length of haul, miles	718	685	682	712	674
Average annual revenues per non-driver employee	$592,600	$555,400	$549,100	$561,800	$591,000
Balance Sheet Data (at end of period): (in thousands)
Total assets	$181,875	$231,396	$256,656	$272,141	$224,552
Long-term debt, net of current maturities	47,842	74,096	95,885	106,106	79,531
Common stock with non-detachable put	0	0	0	20,268	20,268
Stockholders' equity	60,222	80,447	80,688	75,129	61,733
(1) Excluding fuel surcharge revenue 12

TRANSPORT CORPORATION OF AMERICA, INC.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Overview

        The primary business strategy of Transport America is to provide truckload carriage and logistics services throughout the United States and parts of Canada as an integral part of the supply chain system of its major customers. Operations are conducted primarily from the Company’s Eagan, Minnesota corporate offices, with maintenance and driver services at its twelve terminal facilities located throughout the United States.

        The Company’s growth has historically been a result of additional revenues from a well-established base of core customers as well as new customers who require high-quality, customized transportation services augmented by sophisticated electronic transaction processing. New customers from the acquisitions of North Star and RHT have also contributed to growth.

        During the five-year period ended December 31, 2002, revenues grew at a compounded annual growth rate of 2.1% even though revenues declined in each of the last two years. During 2001, the Company’s largest customer, Sears, Roebuck & Co., which accounted for approximately 12% of the Company’s operating revenues in 2001, informed the Company that it did not intend to renew contracts expiring in 2002 and 2003. By the end of 2002, the Company replaced the entire lost Sears’ business with business from existing and new customers.

TRANSPORT CORPORATION OF AMERICA, INC.

Results of Operations

The following table sets forth certain operating and other expense items as a percentage of operating revenues for the periods indicated:

	Years ended December 31,
(amounts in percents)	2002	2001	2000

Operating revenues	100.0	100.0	100.0
Operating expenses:
Salaries, wages, and benefits	29.4	30.0	28.8
Fuel, maintenance, and other expenses	14.2	14.8	14.7
Purchased transportation	33.6	31.6	31.5
Revenue equipment leases	0.3	0.0	0.1
Depreciation and amortization	10.1	11.0	10.1
Insurance, claims and damage	5.0	3.7	2.8
Taxes and licenses	1.8	1.9	1.7
Communications	0.9	1.0	1.1
Other general and administrative expenses	3.3	3.4	3.7
Impairment of revenue equipment	1.7	0.0	0.0
(Gain) loss on sale of property and equipment	0.0	0.1	(0.2)

Total operating expenses	100.3	97.5	94.3

Operating income (loss)	(0.3)	2.5	5.7
Interest expense, net	2.0	2.6	3.1

Earnings (loss) before income taxes	(2.3)	(0.1)	2.6
Provision (benefit) for income taxes	(1.0)	0.0	1.0

Net earnings (loss) before cumulative effect of change in
accounting principle, net of tax effect	(1.3)	(0.1)	1.6
Cumulative effect of change in accounting principle,
net of tax effect	(6.1)	0.0	0.0

Net earnings (loss)	(7.4)	(0.1)	1.6

14

TRANSPORT CORPORATION OF AMERICA, INC.

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

        Operating revenues, including fuel surcharges, were $273.2 million for the year ended December 31, 2002, compared to $274.6 million for the year ended December 31, 2001.

        Excluding fuel surcharges and logistics revenue, trucking revenues were $262.2 million for the year ended December 31, 2002, compared to $258.8 millions for the year ended December 31, 2001. The 1.3% increase in trucking revenues in 2002 reflects additional business with existing customers along with several significant new customer relationships offset by the loss of the Sears, Roebuck, and Co. business and continued pricing pressure from the market. Revenues per mile, excluding fuel surcharges, were $1.24 for 2002 compared to $1.27 per mile for 2001.

        Fuel surcharges were $5.3 million and $9.3 million for 2002 and 2001, respectively, reflecting the effect of lower fuel costs in 2002. Logistics revenues were $5.7 million and $6.2 million in 2002 and 2001, respectively.

        Equipment utilization, as measured by average revenues per tractor per week, excluding fuel surcharges, was $2,714 for 2002, compared to $2,568 for 2001. The increase in 2002 reflects higher miles per tractor per week and a lower percentage of empty miles driven, offset by a lower average rate per mile.

        During 2002, Company-owned tractors averaged 55.8% of all available tractors, compared to 63.2% in 2001, with the remaining portion of the tractor fleet provided by independent contractors. The shift from Company drivers to owner-operators is primarily due to the success of the Company’s lease-to-own program. As a result, independent contractors drove a greater proportion of miles in 2002 than in the prior year. Accordingly, certain expenses, as a percentage of revenues, shifted among several expense categories in 2002 when compared to 2001. At December 31, 2002 and 2001, respectively, the Company’s fleet included 1,057 and 1,293 Company-owned tractors, and 836 and 724 tractors owned by independent contractors.

        Salaries, wages and benefits expenses, as a percentage of operating revenues, were 29.4% for 2002, compared to 30.0% for 2001. The decrease reflects a lower percentage of miles driven by Company drivers, lower driver assessorial wages due to reduced stop-offs, detentions, and layovers; and a reduction in non-driver payroll expense in 2002; offset by higher worker’s compensation expenses. The reduction in non-driver payroll is the result of a full-year’s impact of personnel reductions made primarily in 2001. Efficiency as measured by average revenues per non-driver employee was $592,600 for 2002 compared to $555,400 for 2001. Workers compensation claims expense was $3.1 million in 2002 compared with $2.1 million in 2001.

        Fuel, maintenance and other expenses, as a percentage of operating revenues, were 14.2% for 2002 compared to 14.8% for 2001. The decrease is primarily a result of fewer Company miles and decreased fuel costs in 2002, offset by increased toll and other fleet operating expenses.

TRANSPORT CORPORATION OF AMERICA, INC.

        Purchased transportation, as a percentage of operating revenues, was 33.6% for 2002 compared to 31.6% for 2001. The increase reflects the higher proportion of miles driven by independent contractors in 2002 offset by a lower pass-through of fuel surcharge revenues to independent contractors as a reflection of lower fuel costs.

        Depreciation and amortization, as a percentage of operating revenues, were 10.1% for 2002, compared to 11.0% for 2001. The decrease is primarily a result of a reduction in the number of company owned tractors and trailers as well as the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” under which no amortization was recorded in 2002 and goodwill was entirely written off as a cumulative effect of an accounting change in the first quarter of 2002. Amortization of goodwill in 2001 was $1,096,000, or 0.4% of revenue.

        Insurance, claims and damage expenses, as a percentage of operating revenues, were 5.0% for 2002, compared to 3.7% for 2001. The increase is due to higher premiums, higher than expected costs to settle claims, and higher than expected estimated growth in open claims. Accident claims expense was $10.7 million in 2002 compared to $7.6 million in 2001. Fourth quarter 2002 includes a $2.6 million charge for higher than expected costs to settle accident claims, as well as higher than expected estimated growth related to open claims.

        Taxes and licenses, as a percentage of operating revenues, were 1.8% for 2002, compared to 1.9% for 2001. The percentage decrease is primarily a result of a lower proportion of miles driven by company drivers when compared to 2001.

        Communications expenses, as a percentage of operating revenues, were 0.9% for 2002, compared to 1.0% for 2001.

        Other general and administrative expenses, as a percentage of operating revenues were 3.3% for 2002, compared to 3.4% for 2001. The decrease is primarily a result of a full-year’s benefit of expense reduction initiatives implemented throughout 2001. In addition, the Company incurred unusual expenses of $610,000 associated with management changes in the fourth quarter of 2001.

        Impairment of revenue equipment was $4.7 million, or 1.7% of operating revenues. In the first quarter of 2002, the Company identified a group of 260 tractors and approximately 500 trailers that it intended to dispose within the next year. Accordingly, these assets were written down to their estimated fair value under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The tractors identified for accelerated disposition represent over-the-road units not covered by manufacturer guaranteed residual value programs. The trailers to be disposed have been identified as being in excess of the Company’s needs. While the company will continue to dispose of these assets into the first quarter of 2003, an analysis of the initial impairment reserve has demonstrated that the ultimate impairment on these disposal programs will be less than originally estimated by approximately $1.0 million and the reserve has been reduced accordingly in the fourth quarter of 2002. During the fourth quarter, the Company established a new disposal program of an additional 400 trailers that will be disposed of over the course of the next year. The estimated impairment charge on this new

TRANSPORT CORPORATION OF AMERICA, INC.

disposal program is estimated to be approximately $1.0 million, which was recorded in the fourth quarter.

        Gain on the disposition of property and equipment was $36,000 in 2002, compared to a loss of $318,000 in 2001. Results include a loss in 2001 of approximately $166,000 related to the disposition of real estate property.

        Net interest expense, as a percentage of operating revenues, was 2.0% for 2002, compared to 2.6% for 2001. The decrease primarily reflects lower average outstanding debt balances and lower effective borrowing rates during 2002.

        The effective tax benefit rate for 2002 was 42.6%, compared to an effective tax expense rate of 13.9% for 2001. The tax expense rate in 2001 is primarily a result of the effect of non-deductible items for tax purposes in relation to low pre-tax losses. In addition, the 2002 tax benefit rate of 42.6% includes a 4.7% benefit due to a favorable adjustment related to tax contingency reserves.

        As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues), including the $4.7 million impairment loss, was 100.3% for 2002, compared to 97.5% for 2001. Net loss before the effect of a change of accounting principle, was $3.7 million, or 1.3% of operating revenues, for 2002, compared to a net loss of $352,000, or 0.1% of operating revenues, for 2001.

        Upon its adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company recorded a goodwill impairment charge of $16.7 million, net of tax benefit of $7.7 million benefit, as a cumulative effect of change in accounting principle. At December 31, 2001, the carrying value of goodwill, net of amortization, was $24.4 million.

        Net loss, including the cumulative effect of a change in accounting principle was $20.4 million or 7.4% of operating revenues for 2002, compared to a net loss of $352,000 or 0.1% of operating revenues for the year ended December 31, 2001.

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

TRANSPORT CORPORATION OF AMERICA, INC.

        During 2001, Company-owned tractors averaged 63.2% of all available tractors, compared to 62.4% in 2000, with the remaining portion of the tractor fleet provided by independent contractors. As a result, a greater proportion of miles were driven by Company drivers in 2001 than in the prior year. Accordingly, certain expenses, as a percentage of revenues, shifted among several expense categories in 2001, when compared to 2000. At December 31, 2001 and 2000, respectively, the Company’s fleet included 1,293 and 1,261 Company-owned tractors, and 724 and 743 tractors owned by independent contractors.

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

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 of the financial statements attached hereto. Other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined.

        The Company’s critical accounting policies include the following:

Revenue Recognition. Operating revenues are recognized when the freight to be transported has been loaded. The Company operates primarily in the short-to-medium length of haul category of the trucking industry. Therefore, the Company’s typical customer delivery is completed within two days after pickup. Accordingly, this method of revenue recognition is not materially

TRANSPORT CORPORATION OF AMERICA, INC.

different from recognizing revenue based on completion of delivery. Amounts payable to independent contractors for purchased transportation, to Company drivers for wages and any other direct expenses are accrued when the related revenue is recognized.

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

Estimated Liability for Insurance Claims. The Company maintains automobile, general, cargo, and workers’ compensation claim liability insurance coverage under both deductible and retrospective rating policies. In the month claims are reported, the Company estimates and establishes a liability for its share of ultimate settlements using all available information, coupled with the Company’s history of such claims. Claim estimates are adjusted as additional information becomes available. The recorded expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims that have not been fully resolved. However, final settlement of these claims could differ materially from the amounts the Company has accrued at year-end. The Company accrues for health insurance claims reported, as well as for claims incurred but not reported, based upon the Company’s past experience.

Impairment of Long-Lived Assets. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill. In 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. As a result of its adoption of SFAS No. 142 on January 1, 2002, the Company recorded a $16.7 million impairment charge for goodwill, net of tax benefit of $7.7 million, which has been reported as a cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

        Net cash provided by operating activities was $28.0 million, $37.3 million, and $34.0 million, for the years ended December 31, 2002, 2001, and 2000, respectively. During 2002, the net change of operating assets and liabilities provided $2.1 million.

TRANSPORT CORPORATION OF AMERICA, INC.

        Investing activities consumed $6.4 million in 2002, including $5.6 million for the purchase of new revenue equipment, net of proceeds from the disposition of used revenue equipment, and $1.4 million for software development and purchases of other equipment.

        Net cash consumed by financing activities in 2002 was $22.6 million, including $16.5 net repayments to the Company’s credit facility, $27.9 million for repayments of long-term debt, and $21.4 million from proceeds from the issuance of new long-term debt associated with new revenue equipment. At December 31, 2002, the Company had no outstanding commitments for the purchase or lease of revenue equipment.

        In 1997, the Board of Directors approved repurchasing up to 350,000 shares of the Company’s common stock. The Company repurchased 38,000 shares of its own common stock during 2002. To date, the Company has repurchased 144,700 shares, leaving 205,300 shares available for repurchase under this authority.

        Working capital was negative $8.2 million at December 31, 2002, compared to negative $5.3 million at December 31, 2001. The Company relies primarily on its operating cash flows and available borrowings under its credit facility to satisfy its short-term capital and debt-service requirements. At December 31, 2002, the Company had additional amounts available under its credit facility of $25.6 million.

        The Company has a credit agreement for a secured credit facility with maximum combined borrowings and letters of credit of $40 million. The credit agreement, as renegotiated in 2001, expires in October 2004. Amounts actually available under the credit facility are limited by the Company’s accounts receivable and unencumbered revenue equipment. The credit facility is used to meet working capital needs, purchase revenue equipment and other assets, and to satisfy letter of credit requirements associated with the Company’s self-insured retention arrangements. At December 31, 2002, there were outstanding borrowings of $2.5 million and letters of credit of $3.2 million. The credit agreement contains certain financial covenants, which include maintenance of a minimum net worth, maintenance of a consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and lease rental expenses, and maintenance of a minimum cash flow coverage ratio. The Company was in compliance with these covenants at December 31, 2002. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, the credit facility, and other borrowing arrangements related to revenue equipment purchases.

        The Company has outstanding subordinated debt originating from the repurchase of its shares that carried certain repurchase rights and were issued in connection with the 1998 acquisition of North Star Transport. The subordinated debt agreements, as renegotiated in 2001 and again in 2002, provide for repayment through a combination of fixed quarterly payments and variable quarterly payments based on actual pre-tax earnings through the maturity date of December 2005. In October 2002, a principal payment of $4 million was made to reduce the outstanding debt, as allowed by the second amendment. At December 31, 2002, there was $4.6 million of subordinated debt outstanding.

TRANSPORT CORPORATION OF AMERICA, INC.

Contractual Obligations and Commercial Commitments

        The following tables set forth the Company’s contractual obligations and commercial commitments as of December 31, 2002:

Payments Due by Period
(In thousands)

Contractual obligations	Total	Less than one year	1-3 years	4-5 years	Year 6 and after

Long-term debt	$46,482	$15,907	$30,575	$0	$0
Capital lease obligations	23,001	5,734	17,267	0	0
Operating leases	4,824	1,543	3,281	0	0

Total contractual cash obligations	$74,307	$23,184	$51,123	$0	$0

        In 1999, the Company entered into a lease arrangement for its corporate office facility, which the Company occupied in 2000. This facility has been financed by a special purpose entity (“SPE”) sponsored by a bank. The SPE is not consolidated in the Company’s financial statements and the Company has accounted for this arrangement as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” The lease provides for a five-year initial lease term with a one-year renewal option, subject to bank approval, and a $13 million purchase option at the end of the lease term. The Company has a residual value guarantee of up to $11.2 million, plus selling costs, if the Company does not exercise its purchase option and the property is sold for less than $13 million, the Asset Termination Value. If the Company determines that it is probable that the expected fair value of the property at the end of the lease term will be less than the Asset Termination Value, the Company will accrue the expected loss on a straight- line basis over the remaining lease term. Management does not believe it is probable that the fair market value of the property at the end of the lease term will be less than the Asset Termination Value.

New Accounting Pronouncements

        In 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 supercedes EITF NO. 94-3. The principle difference between SFAS No. 146 and EITF NO. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS No. 146 requires a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred. EITF No. 94-3 allowed a liability, related to an exit or disposal activity, to be recognized at the date an entity commits to an exit plan. The provisions of SFAS No. 146 are effective on January 1, 2003. Accordingly, we will apply this standard to all exit or disposal activities initiated after January 1, 2003.

        In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates disclosure requirements for obligations by a guarantor

TRANSPORT CORPORATION OF AMERICA, INC.

under certain guarantees. This interpretation also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation undertaken in issuing a guarantee. The Company will apply the provisions of Interpretation No. 45 for initial recognition and measurement provisions to guarantees issued or modified after December 31, 2002, as required. The Company has adopted the disclosure requirements in this Interpretation for December 31, 2002, as required.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation is effective in the first fiscal year or interim period beginning after June 15, 2003. Accordingly, the Company will apply the provisions of Interpretation No. 46 for initial recognition and measurement provisions to variable interest entities for the quarter ended September 30, 2002, as required. In 1999, the Company entered into a lease arrangement for its corporate office facility, which has been financed by a special purpose entity (“SPE”) sponsored by a bank. The SPE is not consolidated in the Company’s financial statements and the Company has accounted for this arrangement as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” The Company continues to evaluate the treatment of this leasing arrangement under Interpretation No. 46, but currently believes the pronouncement will require the Company to record the asset and related liability in its financial statements. At December 31, 2002, the amount of the carrying value of the asset is approximately $11.5 million and the related debt is $13.0 million. The Company anticipates electing the prospective application provisions of Interpretation No. 46 which require a cumulative-effect adjustment as of the date on which it is first applied.

TRANSPORT CORPORATION OF AMERICA, INC.

Forward-looking Statements

        Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report, elsewhere in this Report, in future filings by the Company with the SEC, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts, are forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The following important factors, among other things, in some cases have affected and in the future could affect the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the highly competitive conditions that currently exist in the Company’s market and the Company’s ability to compete, (2) the Company’s ability to recruit, train, and retain qualified drivers, (3) increases in fuel prices, and the Company’s ability to recover these costs from its customers, (4) the impact of environmental standards and regulations on new revenue equipment, (5) changes in governmental regulations applicable to the Company’s operations, (6) adverse weather conditions, (7) accidents, (8) the market for used revenue equipment, (9) changes in interest rates, (10) cost of liability insurance coverage, and (11) downturns in general economic conditions affecting the Company and its customers. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise or update any previously made forward-looking statements. Unanticipated events are likely to occur.

Seasonality

        As is typical in the truckload industry, the Company’s operations fluctuate seasonally according to customer shipping patterns, which tend to peak in the summer and fall, then increase again after the holiday and winter seasons. Operating expenses also tend to be higher during the cold weather months, primarily due to lower fuel economy and increased maintenance costs.

Inflation

        Many of the Company’s operating expenses are sensitive to the effects of inflation, which could result in higher operating costs. With the exception of fuel price increases in 2002 and 2001, the effects of inflation on the Company’s business have not been significant during the last three years. The Company has in place with the majority of its customers fuel surcharge provisions that allow the Company to partially recover additional fuel costs when fuel prices exceed a certain reference price per gallon.

TRANSPORT CORPORATION OF AMERICA, INC.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to certain market risks with its $40 million credit agreement, of which $2.5 million was outstanding at December 31, 2002. The agreement bears interest at a variable rate, which was 5.25% at December 31, 2002. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase. Although the Company does not employ derivatives, or similar instruments to hedge against increases in fuel prices, fuel surcharge provisions enable the Company to reduce the effects of price increases.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements described in Item 14(a)1 of this report are incorporated herein. See “Quarterly Financial Data” appearing on page F-25 of the audited consolidated financial statements, which are incorporated herein, by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

TRANSPORT CORPORATION OF AMERICA, INC.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information concerning the Company’s executive officers, reference is made to the information set forth under the caption “Executive Officers” located in Item 1 of this Form 10-K. For information concerning the Company’s directors and compliance by the Company’s directors, executive officers and significant stockholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, reference is made to the information set forth under the captions “Election of Directors” and “Beneficial Ownership of Common Stock,” respectively, in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

        Reference is made to the information set forth under the caption “Executive Compensation and Other Information” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference, except to the extent stated therein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Reference is made to the information set forth under the caption “Beneficial Ownership of Common Stock” and under “Executive Compensation and Other Information – Equity Compensation Plan Information” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

Item 14. CONTROLS AND PROCEDURES

        The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) within 90 days prior to the filing date of this annual report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

TRANSPORT CORPORATION OF AMERICA, INC.

        There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

TRANSPORT CORPORATION OF AMERICA, INC.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Form 10-K

1.	Consolidated Financial Statements

Form 10-K Page Reference
Index to Consolidated Financial Statements	F-1
Independent Auditors’ Report	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7

2.	Consolidated Financial Statement Schedules

Consolidated Financial Statement Schedules
Included in Part IV of this report:
Independent Auditors’ Report on Schedule	S-1
Schedule II - Valuation and Qualifying Accounts	S-2

3.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 33-84140) as declared effective by the Commission on November 3, 1994 (the “1994 S-1”)).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the 1994 S-1).
4.1	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) dated February 25, 1997 (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, as amended, filed with the SEC on February 27, 1997; to Exhibit 1 to the Company’s Registration Statement on Form 8-K/A, filed with the SEC on June 29, 1998; and to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A, filed with the SEC on January 21, 2000).
10.1	Amended and Restated Credit Agreement dated as of October 5, 2001, among LaSalle Bank, N.A., Firstar Bank, N.A. and the

TRANSPORT CORPORATION OF AMERICA, INC.

Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.2	1986 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 1996).
10.3	401(k) Retirement Plan (incorporated by reference to Exhibit 10.3 to the 1994 S-1).
10.4	Master Lease, dated as of April 9, 1999, between the Company and ABN/AMBRO Leasing, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.5	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.6	Form of Vehicle Lease and Independent Contractor Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1996).
10.7	Description of the terms of employment of Michael J. Paxton (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2001).
10.8	Supplement to Employment Offer and Change in Control Agreement between the Company and Keith R. Klein, dated December 31, 2001 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2001).
10.9	Severance Agreement between the Company and Robert J. Meyers, dated January 31, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001).
10.12	2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2000).
10.13	1995 Stock Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1996).
10.14	Non-Plan, Non-Qualified Stock Option Agreement of Michael J. Paxton (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8, filed with the SEC on September 6, 2002).
10.15	Severance Agreement between the Company and Robert C. Stone, dated July 29, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

TRANSPORT CORPORATION OF AMERICA, INC.

10.16	Severance Agreement between the Company and Jeffrey P. Vandercook, dated October 17, 2002.
11.1	Statement re: Computation of Earnings (Loss) per Share.
21	Subsidiaries of the Registrant: TA Logistics, Inc. and Robert Hansen Trucking, Inc., Minnesota corporations.
23.1	Independent Auditors’ Consent.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On December 4, 2002, the Company filed a Form 8-K to furnish to the SEC under Item 9 (Regulation FD Disclosure) a copy of certain investor presentation materials.

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
Dated: March 25, 2003
By: /s/ Michael J. Paxton Michael J. Paxton
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Michael J. Paxton	March 25, 2003
Michael J. Paxton
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Keith R. Klein	March 25, 2003
Keith R. Klein
Chief Financial Officer and Chief Information Officer
(Principal Financial and Accounting Officer)

/s/ William D. Slattery	March 25, 2003
William D.Slattery, Director

/s/ Anton J. Christianson	March 25, 2003
Anton J. Christianson, Director

/s/ William P. Murnane	March 25, 2003
William P. Murnane, Director

/s/ Kenneth J. Roering	March 25, 2003
Kenneth J. Roering, Director

TRANSPORT CORPORATION OF AMERICA, INC.

CERTIFICATIONS

I, Michael J. Paxton, certify that:

1.     I have reviewed this annual report on Form 10-K of Transport Corporation of America, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could

TRANSPORT CORPORATION OF AMERICA, INC.

significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2003
/s/ Michael J. Paxton Michael J. Paxton
Chairman, President and Chief Executive Officer

TRANSPORT CORPORATION OF AMERICA, INC.

CERTIFICATIONS

I, Keith R. Klein, certify that:

1.     I have reviewed this annual report on Form 10-K of Transport Corporation of America, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could

TRANSPORT CORPORATION OF AMERICA, INC.

significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2003
/s/ Keith R. Klein Keith R. Klein
Chief Financial Officer and Chief Information Officer

TRANSPORT CORPORATION OF AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F-1

TRANSPORT CORPORATION OF AMERICA, INC.

Independent Auditors’ Report

The Board of Directors and Stockholders
Transport Corporation of America, Inc.:

We have audited the accompanying consolidated balance sheets of Transport Corporation of America, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transport Corporation of America, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ KPMG LLP

Minneapolis, Minnesota
February 5, 2003

TRANSPORT CORPORATION OF AMERICA, INC. Consolidated Balance Sheets (In thousands, except share and per share amounts)

	December 31,
Assets	2002	2001

Current assets:
Cash and cash equivalents	$124	$1,107
Trade accounts receivable, net of allowance for doubtful
accounts of $930 in 2002 and $470 in 2001 (note 1 and 3)	28,374	26,864
Other receivables	1,942	1,590
Operating supplies - inventory (note 1)	1,076	1,196
Deferred income tax benefit (note 1 and 8)	5,245	3,474
Prepaid expenses	1,852	1,801

Total current assets	38,613	36,032
Property and equipment:
Land, buildings, and improvements	17,643	17,860
Revenue equipment (note 1, 3, and 10)	195,702	227,149
Other equipment	22,536	24,162

Total property and equipment	235,881	269,171
Less accumulated depreciation	(95,422)	(100,203)

Property and equipment, net	140,459	168,968
Other assets, net (note 2)	2,803	26,396

Total assets	$181,875	$231,396

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt (note 3)	$15,907	$14,111
Current maturities of capital lease obligations (note 10)	5,734	4,244
Accounts payable	4,427	5,873
Checks issued in excess of cash balances	1,404	1,118
Due to independent contractors	1,658	1,496
Accrued expenses (note 4)	17,708	14,495

Total current liabilities	46,838	41,337
Long-term debt, less current maturities (note 3)	30,575	51,077
Capital lease obligations, less current maturities (note 10)	17,267	23,019
Deferred income taxes (note 8)	26,973	35,516
Commitments and contingencies (note 6 and 10)
Stockholders’ equity (note 5 and 6):
Common stock, $.01 par value; 15,000,000 shares authorized;
7,219,831 and 7,203,815 shares issued and outstanding as of
December 31, 2002 and 2001, respectively	72	72
Additional paid-in capital	30,330	30,205
Retained earnings	29,820	50,170

Total stockholders’ equity	60,222	80,447

Total liabilities and stockholders' equity	$181,875	$231,396

See accompanying notes to consolidated financial statements F-3

TRANSPORT CORPORATION OF AMERICA, INC. Consolidated Statements of Operations (In thousands, except pershare amounts)

	Years ended December 31,
	2002	2001	2000
Operating revenues	$273,227	$274,589	$290,611
Operating expenses:
Salaries, wages, and benefits	80,289	82,337	83,868
Fuel, maintenance, and other expenses	38,903	40,657	40,775
Purchased transportation	91,706	86,791	93,674
Revenue equipment leases	841	86	232
Depreciation and amortization	27,474	30,039	29,237
Insurance, claims and damage	13,615	9,989	8,051
Taxes and licenses	4,986	5,222	4,989
Communications	2,576	2,718	3,336
Other general and administrative expenses	9,052	9,469	10,665
Impairment of revenue equipment	4,741	0	0
(Gain) loss on sale of property and equipment	(36)	318	(712)

Total operating expenses	274,147	267,626	274,115

Operating income (loss)	(920)	6,963	16,496
Interest expense	5,571	7,306	8,955
Interest income	(124)	(34)	(119)

Interest expense, net	5,447	7,272	8,836

Earnings (loss) before income taxes and cumulative effect of
change in accounting principle	(6,367)	(309)	7,660
Provision (benefit) for income taxes (note 8)	(2,711)	43	2,987

Net earnings (loss) before cumulative effect of
change in accounting principle	$(3,656)	$(352)	$4,673

Cumulative effect of change in accounting
principle, net of tax effect (note 1)	$(16,694)	0	0

Net earnings (loss)	$(20,350)	$(352)	$4,673

Net earnings (loss) per share - basic:
Before cumulative effect of change in
accounting principle	$(0.50)	$(0.05)	$0.56
Net earnings (loss) per share	$(2.81)	$(0.05)	$0.56
Net earnings (loss) per share - diluted:
Before cumulative effect of change in
accounting principle	$(0.50)	$(0.05)	$0.46
Net earnings (loss) per share	$(2.81)	$(0.05)	$0.46

Average common shares outstanding:
Basic	7,243	7,197	8,317
Diluted	7,243	7,197	10,069

See accompanying notes to consolidated financial statements. F-4

TRANSPORT CORPORATION OF AMERICA, INC. Consolidated Statements of Stockholders’ Equity (In thousands, except share amounts)

	Common Stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 1999	7,114,490	$71	$29,209	$45,849	$75,129
Put options converted
into common stock	45,000	0	760	0	760
Common stock options,
warrants, and stock
purchase plan	18,465	1	125	0	126
Net earnings	0	0	0	4,673	4,673

Balance, December 31, 2000	7,177,955	72	30,094	50,522	80,688
Common stock options,
warrants, and stock
purchase plan	25,860	0	111	0	111
Net loss	0	0	0	(352)	(352)

Balance, December 31, 2001	7,203,815	72	30,205	50,170	80,447
Common stock options,
warrants, and stock
purchase plan	54,016	0	306	0	306
Purchase and retirement
of common stock	(38,000)	0	(189)	0	(189)
Tax benefit related to
employee stock option
transactions	0	0	8	0	0
Net loss	0	0	0	(20,350)	(20,350)

Balance, December 31, 2002	7,219,831	$72	$30,330	$29,820	$60,214

See accompanying notes to consolidated financial statements. F-5

TRANSPORT CORPORATION OF AMERICA, INC. Consolidated Statements of Cash Flows (In thousands)

	Years ended December 31,
	2002	2001	2000
Operating activities:
Net earnings (loss)	$(20,350)	$(352)	$4,673
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	27,474	30,039	29,237
Effect of change in accounting principle, net of tax	16,694	0	0
Effect of revenue equipment impairment charge	4,741	0	0
Loss (gain) on sale of property and equipment	(36)	318	(712)
Deferred income taxes, excluding change
in accounting principle	(2,641)	1,922	2,930
Changes in operating assets and liabilities,
net of effects of acquisitions:
Trade receivables	(1,510)	4,415	(1,146)
Lease and other receivables	3,593	(1,029)	961
Operating supplies	120	48	235
Prepaid expenses	(51)	173	(50)
Other assets	(773)	(386)	(349)
Accounts payable	(1,446)	652	(692)
Due to independent contractors	162	(899)	(419)
Accrued expenses	3,213	1,968	(962)

Net cash provided by operating activities	29,190	36,869	33,706

Investing activities:
Purchases of revenue equipment	(21,606)	(13,469)	(8,057)
Purchases of property and other equipment	(1,443)	(1,613)	(8,340)
Proceeds from sales of equipment	15,433	8,024	10,662

Net cash used in investing activities	(7,616)	(7,058)	(5,735)

Financing activities:
Proceeds from issuance of common stock,
and exercise of options and warrants	314	111	126
Proceeds from sale-leaseback	0	0	23,463
Payments for purchase and retirement of common stock	(189)	0	0
Payments for put option shares	0	0	(7,804)
Proceeds from issuance of long-term debt	21,393	35,918	0
Principal payments on long-term debt	(27,861)	(20,836)	(16,389)
Proceeds from issuance of notes payable to bank	57,400	94,600	125,720
Principal payments on notes payable to bank	(73,900)	(135,750)	(155,570)
Change in net checks issued in excess of cash balances	286	(2,981)	1,972

Net cash used in financing activities	(22,557)	(28,938)	(28,482)

Net (decrease) increase in cash	(983)	873	(511)
Cash and cash equivalents, beginning of year	1,107	234	745

Cash and cash equivalents, end of year	$124	$1,107	$234

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$5,411	$6,977	$8,752
Income taxes, net	199	(656)	517
Supplemental Schedule of noncash investing and financing activities:
Lease receivables from disposition of revenue equipment	$3,945	$0	$0
Capital lease obligations incurred for revenue equipment	$0	$0	$8,638
Subordinated notes payable issued for put option shares	0	0	11,704
Put option shares converted into common stock	0	0	760

See accompanying notes to consolidated financial statements. F-6

TRANSPORT CORPORATION OF AMERICA, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2002, 2001, and 2000

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

Revenue Recognition

Operating revenues are recognized when the freight to be transported has been loaded. The Company operates primarily in the short-to-medium length of haul category of the trucking industry; therefore, the Company’s typical customer delivery is completed within two days after pickup. Accordingly, this method of revenue recognition is not materially different from recognizing revenue based on completion of delivery. Amounts payable to independent contractors for purchased transportation, to Company drivers for wages and any other direct expenses are accrued when the related revenue is recognized.

Trade Accounts Receivable

Trade accounts receivable at December 31, 2002 and 2001, are net of allowances for doubtful accounts of $930,000 and $470,000, respectively.

Lease Receivables

The Company has lease receivables for equipment leased to drivers and recorded as direct-finance capital leases. At December 31, 2002, approximately $2.0 million is included in other receivables and $1.4 million is included in Other Assets. Deferred interest income is recorded at the time of lease inception and amortized over the life of the lease.

TRANSPORT CORPORATION OF AMERICA, INC.

Revenue Equipment, Property, and Other Equipment

Revenue equipment, property, and other equipment are recorded at cost. Depreciation, including amortization of capitalized leases, is computed using the straight-line basis over the estimated useful lives of the assets or the lease periods, whichever is shorter. At December 31, 2002, the Company had no outstanding commitments for the purchase or lease of revenue equipment.

The estimated useful lives for new equipment when placed in service are as follows:

Years

Tractors	4-6
Trailers	5-12
Building improvements	10-30
Buildings	30-40
Other equipment, including computers and furniture	3 - 8

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

In 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement establishes a single accounting model for the impairment or disposal of long-lived assets. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. There was no impact on the financial statements at the time of the adoption of SFAS No. 144.

TRANSPORT CORPORATION OF AMERICA, INC.

During  March 2002 the Company initiated a plan to accelerate the disposal of approximately 260 tractors and 500 trailers. As a result of the change in utilization period and related estimated cash flows, the Company recorded a pre-tax $4.7 million impairment charge under SFAS No. 144 related to this disposition of revenue equipment. The estimated fair value of the revenue equipment was based on a combination of market quotes and independent appraisals of the equipment. The tractors identified for accelerated disposition represent over-the-road units not covered by manufacturer guaranteed residual value programs. The trailers to be disposed have been identified as being in excess of the Company’s needs. While the company will continue to dispose of these assets into the first quarter of 2003, an analysis of the initial impairment reserve has demonstrated that the ultimate impairment on these disposal programs will be less than originally estimated by approximately $1.0 million and the reserve has been reduced accordingly.

The following is an analysis of the Company’s asset impairment reserve accounts:

(Dollars in thousands)	Revenue equipment impairment
Balance as of December 31, 2001	$ 0
Initial Charge	4,741
Utilization	(2,782)
Change in estimate	(1,000)

Balance as of December 31, 2002	$ 959

During the fourth quarter, the Company established a new disposal program of an additional 400 trailers that will be disposed of in 2003. The pre-tax impairment charge on this new disposal program was approximately $1.0 million.

(Dollars in thousands)	Revenue equipment impairment
Balance as of December 31, 2001	$ 0
Initial Charge	1,000
Utilization	0

Balance as of December 31, 2002	$1,000

The Company expects the majority of the remaining reserves to be utilized during 2003. F-9

TRANSPORT CORPORATION OF AMERICA, INC.

Goodwill

In 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. As a result of its adoption of SFAS No. 142 on January 1, 2002, the Company recorded a $16.7 million impairment charge for goodwill, net of tax benefit of $7.7 million, which has been reported as a cumulative effect of change in accounting principle. The fair value of the Company was determined based on quoted market prices for the Company’s common stock.

The  following table reflects the consolidated results, adjusted as though the adoption of SFAS No. 142 occurred as of the beginning of the year ended December 31, 2000:

(Dollars in thousands, except per share amounts)	Year ended December 31,
	2002	2001	2000
Net (loss) earnings:
As reported	$(20,350)	$(352)	$4,673
Goodwill amortization, net of tax	0	669	665

Adjusted net (loss) earnings:	$(20,350)	$317	$5,338

Net (loss) earnings per share - basic:
As reported	$(2.81)	$(0.05)	0.56
Goodwill amortization, net of tax	0	0.09	0.08

Adjusted basic net (loss) earnings per share	$(2.81)	$0.04	$0.64

Net (loss) earnings per share - diluted:
As reported	$(2.81)	$(0.05)	$0.46
Goodwill amortization, net of tax	0	0.09	0.07

Adjusted diluted net (loss) earnings per share	$(2.81)	$0.04	$0.53

F-10

TRANSPORT CORPORATION OF AMERICA, INC. A roll-forward of goodwill for the years ended December 31 is as follows:

	Year ended December 31,
	2002	2001	2000
(Dollars in thousands)
Balance at beginning of year	$24,366	25,462	26,552
Goodwill amortization		1,096	1,090
Impairment charge	(24,366)	0	0

Balance at end of year	$0	24,366	25,462

Prior  to adoption of SFAS No. 142, goodwill represented the excess of purchase price over fair value of net assets acquired, and was amortized on a straight-line basis over 25 years. Amortization expense charged to operations for 2001, and 2000 was $1,096,000, and $1,090,000, respectively.

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

Estimated  Liability for Insurance Claims

The Company maintains automobile, general, cargo, and workers’ compensation claim liability insurance coverage under both deductible and retrospective rating policies. In the month claims are reported, the Company estimates and establishes a liability for its share of ultimate settlements using all available information, coupled with the Company’s history of such claims. Claim estimates are adjusted when additional information becomes available. The recorded expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims that have not been fully resolved. However, final settlement of these claims could differ materially from the amounts the Company has accrued at year-end. The Company accrues for health insurance claims reported, as well as for claims incurred but not reported, based upon the Company’s past experience.

TRANSPORT CORPORATION OF AMERICA, INC.

Stock-Based  Employee Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (Statement No. 148). Statement No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123). As of December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 6. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123:

In thousands except per share amounts
	2002	2001	2000

Net earnings (loss):
As reported	$(20,350)	$(352)	$4,673

Pro forma	$(20,704)	$(677)	$4,438

Net basic earnings (loss) per share:
As reported	$(2.81)	$(0.05)	$0.56

Pro forma	$(2.86)	$(0.09)	$0.53

Net diluted earnings (loss) per share:
As reported	$(2.81)	$(0.05)	$0.46

Pro forma	$(2.86)	$(0.09)	$0.44

The  above pro forma amounts may not be representative of the effects on reported net (loss) earnings for future years.

The  fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999:

	2002		2001		2000

Dividend yield	0.00%		0.00%		0.00%
Expected volatility	55.00%		66.00%		103.00%
Risk-free interest rate	5.00%		5.00%		5.00%
Expected lives	10 year	s	10 year	s	5 years

F-12

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

Diluted  net earnings per share is computed by dividing net earnings by the weighted average number of potential common shares outstanding, assuming exercise of dilutive stock options. The potential common shares are computed using the treasury stock method based upon the average market price of the Company’s stock during each period. Because the company suffered net losses for the years ended December 31, 2002 and 2001, the effects of potential common shares were not included in the calculation as their effects would be anti-dilutive. Stock options outstanding at December 31, 2002 and 2001 and excluded from the calculation totaled 520,159 and 442,018, respectively.

Diluted  net earnings for 2000 include the effect of 1.2 million common shares with a non-detachable put option associated with the acquisition of North Star. The potential common shares for the put have been calculated using the reverse treasury stock method and the average market price of the Company’s stock for the period since the July 1, 1998, effective date. The remaining 1,155,000 common shares with the put right were repurchased for $11.7 million of subordinated debt and $7.8 million in cash on December 28, 2000, and thus only affect dilutive shares through that date.

TRANSPORT CORPORATION OF AMERICA, INC. The reconciliation of basic and diluted weighted average shares of common stock outstanding follows:

	Years ended December 31,
	2002	2001	2000

Average number of common
shares outstanding	7,242,893	7,196,899	7,171,589
Average number of common shares outstanding,
attributable to non-detachable put	0	0	1,145,533

Average number of common shares outstanding,
including non-detachable put	7,242,893	7,196,899	8,317,122
Dilutive effect of outstanding stock
options and warrants	0	0	12,139
Dilutive effect of non-detachable put option	0	0	1,739,746

Average number of common and common
equivalent shares outstanding	7,242,893	7,196,899	10,069,007

Fair Value of Financial Instruments

The carrying value of the Company’s financial assets, because of their short-term nature, approximate fair value. The fair value of the Company’s revenue equipment debt, if recalculated based on current interest rates at December 31, 2002, would approximate $62.1 million compared with a carrying value of $62.4 million. At December 31, 2001, it approximated $61.7 million, compared with a carrying value of $63.9 million.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

(2)           Other Assets

Other  assets at December 31, 2002 primarily includes lease receivables for equipment leased to drivers of $1.4 million and capitalized tires of $1.0 million. Other assets at December 31, 2001 primarily includes goodwill of $3.6 million (net of accumulated amortization of $0.3 million) from the acquisition of RHT and $20.8 million (net of accumulated amortization of $3.3 million) from the acquisition of North Star. Goodwill was written-off upon adoption of SFAS No. 142 on January 1, 2002.

TRANSPORT CORPORATION OF AMERICA, INC.

(3)           Credit Facility and Long-Term Debt

The  Company has a credit agreement for a secured credit facility with maximum combined borrowings and letters of credit of $40 million. Amounts actually available under the credit facility are limited by the Company’s accounts receivable and unencumbered revenue equipment. At December 31, 2002, there were outstanding borrowings and letters of credit of $2.5 million and $3.2 million, respectively. Net of actual outstanding borrowings and letters of credit at December 31, 2002, the Company had available additional borrowings of $25.6 million. The credit agreement expires in October 2004. At December 31, 2002, the interest rate of outstanding borrowings was 5.25%.

The  credit agreement contains certain financial covenants, which include maintenance of a minimum net worth, maintenance of a consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and lease rental expenses, and maintenance of a minimum cash flow coverage ratio. The Company was in compliance with these covenants at December 31, 2002.

The following is a summary of data relating to the credit facility:

In thousands	Years ended December 31,
	2002	2001

Outstanding balance at year end	$2,500	$19,000
Average amount outstanding	9,500	45,450
Maximum amount outstanding	19,000	60,150
Weighted average interest rate during the year	5.15%	7.10%
Commitment fee on unused balances	0.400%	0.400%

F-15

TRANSPORT CORPORATION OF AMERICA, INC. Long-term debt consists of the following:

In thousands	December 31,
	2002	2001

Notes payable to banks and other financial institutions with maturities through August 2006, secured by certain revenue
equipment with interest rates ranging from 5.3% to 7.4%	$39,382	$36,669
Subordinated notes with maturities through December 2005
and interest rate of 7.0% (See note 5)	4,600	9,519
Secured credit facility	2,500	19,000

Total long-term debt	46,482	65,188
Less current maturities of long-term debt	15,907	14,111

Long-term debt, less current maturities	$30,575	$51,077

The aggregate annual maturities of long-term debt at December 31, 2002, are as follows:

In thousands Years ended December 31,	Amount

2003	$15,907
2004	7,259
2005	10,936
2006	12,380
2007	0

Total	$46,482

(4) Accrued Expenses

	2002	2001

Salaries, wages and benefits	$4,135	$4,744
Insurance, claims and damage	8,160	5,288
Insurance, medical and dental	1,773	1,147
Workers compensation	1,840	1,177
Taxes	1,170	1,330
Interest	309	449
Other	321	360

Total	$17,708	$14,495

F-16

TRANSPORT CORPORATION OF AMERICA, INC.

(5)           Common Stock with Non-detachable Put

In  1998, as part of its acquisition of North Star, the Company issued 1.2 million shares of common stock with a non-detachable put option (the “Put”). The Put gave the stockholder the right to sell some or all of the 1.2 million shares of the Company’s common stock back to the Company at $16.89 per share payable in cash. The effect of the 1.2 million shares associated with the Put is included in the computations of both basic and diluted earnings per share for 2000. Additionally, for dilutive earnings per share, the reverse treasury stock method is applied to the 1.2 million shares because the Company’s average stock price was below the put price of $16.89. The dilutive effect for 2000 is $0.10 per share.

In  January 2000, 45,000 shares of the common stock with the non-detachable put option valued at $16.89 per share were converted to common stock.

In  December 2000, the Company repurchased the remaining 1,155,000 common shares with the Put right for $11.7 million of subordinated debt and $7.8 million in cash. The subordinated debt was due in equal installments on September 30, 2001 and 2002, with 8% accrued interest payable on September 30, 2002.

In  September 2001, and again in October 2002, the Company renegotiated and amended the terms of the subordinated debt. Interest accrued on the unpaid balance effective October 1, 2001 through October 27, 2002 at an annual rate of 8%, and the rate from October 28, 2002 through the maturity date of December 31, 2005 was reduced to 7%. The debt is payable through fixed quarterly payments and through quarterly variable payments based on actual earnings. In October 2001 proceeds of $1.4 million received from the sale of the Company’s previous headquarters were used to reduce the outstanding debt as required by the agreement. In October 2002, a principal payment of $4 million was made to reduce the outstanding debt, as allowed by the amendment.

TRANSPORT CORPORATION OF AMERICA, INC.

(6)           Stockholders’ Equity

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

During  2002, 2001, and 2000, employees purchased 8,636, 15,898, and 7,066 shares, respectively, at average prices of $4.67, $3.71, and $7.38 per share, respectively, under the Plans.

TRANSPORT CORPORATION OF AMERICA, INC.

TA  Rewards Program

The Company has an incentive program to reward employee drivers and independent contractor drivers who achieve certain performance and safety goals. Under this program, drivers are awarded points on a quarterly basis for achieving their safety and performance goals. Drivers may redeem these points for various rewards, including shares of the Company’s common stock.

In  1998, the Board approved the TA Rewards Program – Stock Component (“TA Rewards”). TA Rewards provides for the issuance of up to 100,000 shares of the Company’s common stock for driver redemptions of their TA Rewards points. During 2002, 2001, and 2000, 6,654, 9,962, and 11,399 common shares, respectively, were issued under this program. This plan was terminated on December 31, 2002.

Stock  Option Plans

The Company has adopted two stock option plans that allow for the grant of options to officers and other key employees to purchase common shares at an exercise price not less than 600 of fair market value on the date of grant. Officers and other key employees of the Company who are responsible for, or contribute to, the management, growth and/or profitability of the business of the Company, as well as selected consultants under contract to the Company and non-employee directors are eligible to be granted awards.

These  option plans allow for the grant of up to 725,000 shares. In July 2001 the Board approved an amendment to the 1995 Plan increasing the number of authorized shares by 325,000, which was approved by the stockholders at the Company’s Annual Meeting of Stockholders on May 28, 2002. Options generally vest in cumulative annual increments over periods from one to four years and expire five or ten years from date of issuance. At December 31, 2002, the exercise prices of outstanding options ranged from $4.53 to $18.00, with a weighted average contractual life of approximately 6.6 years.

The following table summarizes information about fixed stock options outstanding at December 31, 2002:

		Outstanding options		Exercisable options
Exercise price range	Number	Weighted average remaining contractual life	Weighted average exercise price	Number	Weighted average exercise price
$ 0 - 5	11,500	7.1 years	$4.57	4,000	$4.66
5 - 10	458,659	7.2 years	5.74	164,779	5.96
10 - 15	38,000	1.4 years	13.14	38,000	13.14
15 - 20	12,000	0.4 years	18.00	12,000	18.00

	520,159			218,779

F-19

TRANSPORT CORPORATION OF AMERICA, INC. Option transactions are summarized as follows:

	Shares			Weighted average exercise price

	2002	2001	2000	2002	2001	2000
Options outstanding at beginning of year	492,018	300,340	132,677	$6.65	$8.00	$12.44
Granted	96,794	298,307	232,550	5.97	5.67	5.88
Canceled	(29,927)	(106,629)	(64,887)	7.37	7.72	9.50
Exercised	(38,726)	0	0	5.81	0.00	0.00

Options outstanding at end of year	520,159	492,018	300,340	$6.54	$6.65	$8.00

Options exercisable at end of year	218,779	161,797	99,959	$7.84	$8.39	$10.67

Stock Buyback and Retirement Plan

In  1997, the Board of Directors approved repurchasing up to 350,000 shares of the Company’s common stock. The Company repurchased 38,000 shares of its own common stock during 2002. To date, the Company has repurchased 144,700 shares, leaving 205,300 shares available for repurchase under this authority.

(7)           Employee Benefit Plans

The  Company has a savings retirement plan (the “Plan”) for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer up to $11,000 of their compensation on a pretax basis. The Company may, at its discretion, match a portion of the employee deferrals. During 2002, 2001, and 2000, the Company contributed amounts equal to one-fourth of the employee deferrals, up to 1% of each participant’s compensation. For participants who are employed as truck drivers with pay based on actual miles driven, the Company may also elect to contribute ½¢ and 1¢ per paid mile driven for drivers with over one and two years of service, respectively. On behalf of all employees, the Company contributed $661,000, $798,000, and $748,000 to the Plan in 2002, 2001, and 2000, respectively.

TRANSPORT CORPORATION OF AMERICA, INC.

(8)           Income Taxes

Total income tax (benefit) expense for the year ended December 31, 2002 was allocated as follows:

Loss before cumulative effect of
change in accounting principle	$(2,711)
Cumulative effect of change in accounting principle	(7,673)

Total	$(10,384)

The provision (benefit) for income taxes attributable from loss before cumulative effect of change in accounting principle consists of the following:

In thousands
	Current	Deferred	Total

For the year ended December 31, 2002:
Federal	$(299)	$(1,920)	$(2,219)
State	188	(680)	(492)

Total	$(111)	$(2,600)	$(2,711)

For the year ended December 31, 2001:
Federal	$(1,879)	$1,913	$34
State	0	9	9

Total	$(1,879)	$1,922	$43

For the year ended December 31, 2000:
Federal	$0	$2,390	$2,390
State	57	540	597

Total	$57	$2,930	$2,987

The income tax (benefit) expense attributable to earnings (loss) before income taxes and cumulative effect of change in accounting principle differs from the "expected" tax expense (benefit) as follows for the years ended December 31, 2002, 2001 and 2000:

In thousands
	2002	2001	2000

Expected federal tax (benefit) expense at statutory rates	$(2,165)	$(105)	$2,604
Increases in taxes resulting from:
State income taxes, net of federal effect	(325)	14	369
Expenses not deductible for tax purposes	78	162	153
Favorable adjustment of tax contingency reserve	(299)	0	0
Other	0	(28)	(139)

Actual tax (benefit) expense	$(2,711)	$43	$2,987

F-21

TRANSPORT CORPORATION OF AMERICA, INC.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, are presented below:

In thousands
	2002	2001

Deferred tax assets:
Intangible assets	$6,206	$0
Insurance, claims, and damage reserves	4,389	2,660
Alternative minimum tax credit carryforward	655	1,700
Vacation accrual	400	500
Allowance for doubtful accounts	365	198
Net operating loss carryforward	0	2,746
Other	91	0

Total deferred tax assets	12,106	7,804

Deferred tax liabilities:
Equipment, principally due to differences in depreciation and lease	$33,834	$39,042
Other	0	804

Total deferred tax liabilities	33,834	39,846

Net deferred tax liability	$21,728	$32,042

These amounts are presented in the accompanying balance sheet as follows:
	2002	2001

Current deferred tax asset	$5,245	$3,474
Noncurrent deferred tax liability	26,973	35,516

Net deferred tax liability	$21,728	$32,042

At  December 31, 2002, the Company has alternative minimum tax credit carry-forwards of approximately $655,000, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

In  assessing its realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s scheduling of taxable temporary differences, which generate sufficient taxable income in future periods to offset deductible temporary differences as of December 31, 2002, management believes that it is more likely than not the Company will realize the benefits of these temporary differences and therefore no valuation allowance is needed.

TRANSPORT CORPORATION OF AMERICA, INC.

During  the years ended December 31, 2002, 2001, and 2000, respectively, $8,000, $0, and $0 was added to additional paid-in capital in accordance with APB No. 25 reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock option transactions.

(9)          Major Customers

Sales  to the Company’s five largest customers represented 32%, 40%, and 43% of total revenues for 2002, 2001, and 2000, respectively. The Company’s largest customer in 2002 represented approximately 9%, 9%, and 8% of operating revenues in 2002, 2001, and 2000, respectively. The Company’s largest customer in 2001, Sears, Roebuck and Co., represented approximately 6%, 12%, and 13% of operating revenues in 2002, 2001, and 2000, respectively.

(10)        Commitments

Capital Leases

In  December 2000, the Company entered into a sale-leaseback agreement. Under the arrangement, the Company sold 1,300 trailers and leased them back for periods ranging from 53 to 70 months. The leaseback was accounted for as a capital lease and accordingly the assets and related liability are reflected in the financial statements. No gain or loss was incurred as a result of the transaction.

The  Company also entered into capital leases for revenue equipment in 2000. The lease agreements are for terms of 36 to 60 months and contain TRAC (terminal rental adjustment clause) provisions, which require the Company to guarantee a termination value as a percentage of the original cost of the leased equipment at the lease termination date.

Following is a summary of revenue equipment under capital leases:

In thousands
	Years ended December 31,
	2002	2001

Revenue equipment	$31,989	$32,047
Less accumulated depreciation	(8,620)	(4,865)

	$23,369	$27,182

F-23

TRANSPORT CORPORATION OF AMERICA, INC.

Operating Leases

In  1999, the Company entered into a lease arrangement for its corporate office facility, which the Company occupied in 2000. This facility has been financed by a special purpose entity (“SPE”) sponsored by a bank. The SPE is not consolidated in the Company’s financial statements and the Company has accounted for this arrangement as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” The lease provides for a five-year initial lease term with a one-year renewal option, subject to bank approval, and a $13 million purchase option at the end of the lease term. The Company has a residual value guarantee of up to $11.2 million, plus selling costs, if the Company does not exercise its purchase option and the property is sold for less than $13 million, the Asset Termination Value. If the Company determines that it is probable that the expected fair value of the property at the end of the lease term will be less than the Asset Termination Value, the Company will accrue the expected loss on a straight-line basis over the remaining lease term. Management does not believe it is probable that the fair market value of the property at the end of the lease term will be less than the Asset Termination Value.

Rental  expense under facility operating leases was approximately $614,000 in 2002, $884,000 in 2001, and $844,000 in 2000.

In  2002, the Company entered into lease arrangements for revenue equipment that are classified as operating leases. The lease agreements are for terms of 48 months and contain TRAC (terminal rental adjustment clause) provisions, which require the Company to guarantee a termination value as a percentage of the original cost of the leased equipment at the lease termination date. The maximum potential amount the Company could be required to make under the guarantee is $1.3 million. Management does not believe that it is probable that the fair market value of the property at the end of the lease term will be less than the termination value; accordingly, the Company has not recorded an additional liability related to this guarantee. Rental expense for revenue equipment operating leases was approximately $742,000 in 2002, $0 in 2001, and $198,000 in 2000.

TRANSPORT CORPORATION OF AMERICA, INC.

Future  minimum payments by year and in the aggregate, under the aforementioned capital and operating leases and other non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2002, are as follows:

In thousands
Year ending December 31,	Capital Leases	Operating Leases

2003	$ 7,213	$1,543
2004	5,361	1,082
2005	8,964	929
2006	4,555	1,270
2007	0	0

Total minimum lease payments	$26,093	$4,824

Less amount representing interest with imputed rates
ranging from 6.5% to 7.8%	3,092

Present value of net minimum lease payments	23,001
Less current maturities	5,734

Long term maturities	$17,267

Guarantee of Indebtedness

In  2000 and 2001, the Company had a program whereby experienced Company drivers could purchase their own truck. As part of the program, the driver agreed to make certain commitments to the Company and to purchase a vehicle meeting certain specifications established by the Company. In exchange, the Company facilitated the financing of the vehicle and guaranteed some or all of the loans made to drivers participating in the program.

To  accommodate the financing for this program, the Company entered into a loan, servicing, and guaranty agreement with two banks. Under the terms of the agreement, the Company guaranteed 600 of individual driver loans for one bank and 10% of the driver loans with the other bank. The Company had the right to repossess the vehicle in the event a driver defaults on the loan. There were 37 loans with outstanding balances totaling $553,000 at December 31, 2002, and 72 loans with outstanding balances totaling $1.8 million at December 31, 2001. No loans were in default. The Company guaranteed $21,000 and $0.4 million of the outstanding balances as of December 31, 2002 and 2001, respectively.

TRANSPORT CORPORATION OF AMERICA, INC.

(11)        Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2002, 2001, and 2000: (In thousands, except per share amounts)

	Quarter
2002:	First	Second	Third	Fourth(1)

Operating revenues	$66,048	$69,004	$69,002	$69,173
Operating income (loss)	(3,716)	1,816	1,839	(859)

Net earnings (loss) before cumulative effect of change in accounting principle	$(2,823)	$208	$254	$(1,295)
Cumulative effect of change in acounting principle, net of tax benefit	16,694	0	0	0

Net earnings (loss)	(19,517)	208	254	(1,295)
Earnings (loss) per share - basic:
Before cumulative effect of change in accounting principle	$(0.39)	$0.03	0.04	$(0.18)
Net earnings (loss) per share	$(2.70)	$0.03	0.04	$(0.18)
Earnings (loss) per share - diluted:
Before cumulative effect of change in accounting principle	$(0.39)	$0.03	$0.03	$(0.18)
Net earnings (loss) per share	$(2.70)	$0.03	$0.03	$(0.18)

	Quarter
2001:	First	Second	Third	Fourth

Operating revenues	$66,107	$69,395	$70,333	$68,754
Operating income	756	2,384	2,608	1,215

Net earnings (loss)	$(752)	$376	$478	$(454)
Net earnings (loss) per common share:
Basic	$(0.10)	$0.05	$0.07	$(0.06)
Diluted	$(0.10)	$0.05	$0.07	$(0.06)

	Quarter
2000:	First	Second	Third	Fourth

Operating revenues	$72,200	$73,431	$73,549	$71,431
Operating income	3,665	4,211	5,083	3,537

Net earnings	$914	$1,263	$1,647	$849
Net earnings per common share:
Basic	$0.11	$0.15	$0.20	$0.10
Diluted	$0.10	$0.12	$0.17	$0.08

(1)	Fourth quarter 2002 includes a $2.6 million charge for higher than expected costs to settle accident and workers compensation claims, as well as higher than expected estimated growth related to open claims.

F-26

TRANSPORT CORPORATION OF AMERICA, INC.

(13)        Related Party Transactions

During  fiscal 2002, 2001, and 2000, the Company paid MicroMation, Inc. $0, $46,980, and $151,710, respectively, for information technology services, primarily for the development of the Company’s web site and document imaging systems. Robert J. Meyers, the Company’s President and Chief Executive Officer until November 12, 2001, is a founder, former executive officer, and current stockholder of MicroMation, Inc.

During  fiscal 2002, 2001, and 2000, the Company paid Carter Brothers Trucking $0, $63,541, and $124,749, respectively, for services rendered as an independent master contractor. Carter Brothers Trucking is owned by the brother of David L. Carter, the Company’s former Vice President of Risk Management. The rates paid were determined on an arm’s-length basis and are the same as those paid to the Company’s other independent contractors.

During  fiscal 2002, 2001, and 2000, the Company paid Cherry Tree Developments, LLC, an affiliate of Cherry Tree Companies, $0, $26,112, and $0, respectively, for consulting services. Anton J. Christianson, a Company Director, is the Chairman and co-founder of Cherry Tree Companies.

TRANSPORT CORPORATION OF AMERICA, INC.

Independent Auditors’ Report on Schedule

The Board of Directors and StockholdersTransport
Corporation of America, Inc.:

Under date of February 5, 2003, we reported on the consolidated balance sheets of Transport Corporation of America, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements, and our report thereon, are included in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
February 5, 2003

S-1

TRANSPORT CORPORATION OF AMERICA, INC. Schedule II Valuation and Qualifying Accounts (In thousands)

		Additions
Description	Balance at beginning of year	Additions charged to cost and expense	Charged to other accounts	Deductions	Balance at end of year

Allowance for doubtful accounts
(deducted from accounts receivable)

Year ended December 31, 2002	$470	620	0	160	$930

Year ended December 31, 2001	$276	240	0	46	$470

Year ended December 31, 2000	$3,170	590	25	3,509	$276

Reserve for insurance, claim and damage liability

Year ended December 31, 2002	$5,288	10,711	0	7,839	$8,160

Year ended December 31, 2001	$4,795	7,616	0	7,123	$5,288

Year ended December 31, 2000	$4,504	6,716	0	6,425	$4,795

Reserve for workers' compensation liability

Year ended December 31, 2002	$1,161	3,053	0	2,374	$1,840

Year ended December 31, 2001	$924	2,078	0	1,825	$1,177

Year ended December 31, 2000	$1,992	1,001	0	2,069	$924

S-2