Form 10-Q
period 2003-03-31
TRANSPORT CORPORATION OF AMERICA INC
filed 2003-05-12
CIK 809246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

|X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24908

TRANSPORT CORPORATION OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1386925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1715 Yankee Doodle Road
Eagan, Minnesota 55121
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (651) 686-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days: YES |X|   NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Exchange Act): YES |_|    NO |X|

As of May 1, 2003, the Company had outstanding 7,203,043 shares of Common Stock, $.01 par value.

This Form 10-Q consists of 20 pages.

TRANSPORT CORPORATION OF AMERICA, INC. Quarterly Report on Form 10-Q

Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of
March 31, 2003 and December 31, 2002	Page 3

Consolidated Statements of Operations for the
three months ended March 31, 2003 and 2002	Page 4

Consolidated Statements of Cash Flows for the
three months ended March 31, 2003 and 2002	Page 5

Notes to Consolidated Financial Statements	Page 6

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	Page 10

Item 3. Quantitative and Qualitative Disclosure about
Market Risk	Page 14

Item 4. Controls and Procedures	Page 15

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	Page 16

2

Item 1. Financial Statements Transport Corporation of America, Inc. Consolidated Balance Sheets (In thousands)

Assets	March 31, 2003	December 31, 2002

	(unaudited)	*
Current assets:
Cash and cash equivalents	$121	$124
Trade accounts receivable, net	30,253	28,374
Other receivables	2,410	1,942
Operating supplies – inventory	978	1,076
Deferred income tax benefit	4,874	5,245
Prepaid expenses	4,759	1,852

Total current assets	43,395	38,613

Property and equipment:
Land, buildings, and improvements	17,670	17,643
Revenue equipment	190,637	195,702
Other equipment	22,779	22,536

Total property and equipment	231,086	235,881
Less accumulated depreciation	(97,876)	(95,422)

Property and equipment, net	133,210	140,459

Other assets, net	3,101	2,803

Total assets	$179,706	$181,875

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$16,367	$15,907
Current maturities of capital lease obligations	5,658	5,734
Accounts payable	4,845	4,427
Checks issued in excess of cash balances	1,773	1,404
Due to independent contractors	2,666	1,658
Accrued expenses	17,866	17,708

Total current liabilities	49,175	46,838

Long-term debt, less current maturities	28,468	30,575
Capital lease obligations, less current maturities	16,213	17,267

Deferred income taxes	26,237	26,973

Shareholders’ equity:
Common stock	72	72
Additional paid-in capital	30,239	30,330
Retained earnings	29,302	29,820

Total shareholders’ equity	59,613	60,222

Total liabilities and shareholders’ equity	$179,706	$181,875

*	Derived from audited financial statements

See accompanying notes to consolidated financial statements
3

Transport Corporation of America, Inc. Consolidated Statements of Operations (In thousands, except share and per share amounts) (Unaudited)

	Three months ended March 31,
	2003	2002
Operating revenues	$67,101	$66,048
Operating expenses:
Salaries, wages, and benefits	18,665	20,497
Fuel, maintenance, and other expenses	10,883	9,331
Purchased transportation	23,767	20,567
Revenue equipment leases	260	63
Depreciation and amortization	6,338	7,177
Insurance, claims and damage	2,919	3,327
Taxes and licenses	1,204	1,381
Communications	537	695
Other general and administrative expenses	2,480	1,984
Impairment of revenue equipment charge (benefit)	(278)	4,741
Loss on sale of property and equipment	7	1

Total operating expenses	66,782	69,764

Operating income (loss)	319	(3,716)

Interest expense	1,156	1,495
Interest income	(81)	(4)

Interest expense, net	1,075	1,491

Loss before income taxes and cumulative
effect of change in accounting principle	(756)	(5,207)

Income tax benefit	(302)	(2,384)

Loss before cumulative effect
of change in accounting principle	(454)	(2,823)

Cumulative effect of change in
accounting principle, net of tax effect	(64)	(16,694)

Net loss	$(518)	$(19,517)

Net loss per share - basic:
Before cumulative effect of change
in accounting principle	$(0.06)	$(0.39)
Cumulative effect of change in
accounting principle, net of tax effect	(0.01)	(2.31)

Net loss per share	$(0.07)	$(2.70)

Net loss per share – diluted
Before cumulative effect of change
in accounting principle	$(0.06)	$(0.39)
Cumulative effect of change in
accounting principle, net of tax effect	(0.01)	(2.31)

Net loss per share	$(0.07)	$(2.70)

Average common shares outstanding:
Basic	7,217,394	7,227,320
Diluted	7,217,394	7,227,320

See accompanying notes to consolidated financial statements 4

Transport Corporation of America, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three months ended March 31,
	2003	2002
Operating activities:
Net loss	$(518)	$(19,517)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	6,338	7,177
Cumulative effect of change in accounting
principle, net of tax effect	64	16,694
Impairment of revenue equipment charge (benefit)	(278)	4,741
Loss on sale of property and equipment	7	1
Deferred income taxes	(365)	(1,866)
Changes in operating assets and liabilities:
Trade receivables	(1,879)	(2,483)
Lease & other receivables	1,086	(2,289)
Operating supplies	98	(2)
Prepaid expenses	(2,801)	(2,619)
Other assets	(298)	(236)
Accounts payable	418	951
Due to independent contractors	1,008	786
Accrued expenses	(12)	459

Net cash provided by operating activities	2,868	1,797

Investing activities:
Purchases of revenue equipment	(401)	(1,950)
Purchases of property and other equipment	(288)	(456)
Proceeds from sales of equipment	317	4,329

Net cash (used) provided by investing activities	(372)	1,923

Financing activities:
Proceeds from issuance of common stock,
and exercise of options and warrants	18	254
Payments for repurchase and retirement of common stock	(109)	—
Proceeds from issuance of long-term debt	655	274
Principal payments on long-term debt	(4,182)	(4,277)
Proceeds from issuance of notes payable to bank	20,950	9,100
Principal payments on notes payable to bank	(20,200)	(12,500)
Change in net checks issued in excess of cash balances	369	3,749

Net cash used by financing activities	(2,499)	(3,400)

Net increase in cash	(3)	320
Cash and cash equivalents, beginning of period	124	1,107

Cash and cash equivalents, end of period	$121	$1,427

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,186	$1,420
Income taxes	112	34
Supplemental Schedule of noncash investing and financing activities:
Lease receivables from disposition of revenue equipment	$1,554	$289

See accompanying notes to consolidated financial statements 5

TRANSPORT CORPORATION OF AMERICA, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

These financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s most recent annual financial statements on Form 10-K for the year ended December 31, 2002. The critical accounting policies described in that report are used in preparing quarterly reports.

The Company’s business is seasonal. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Impairment of Long-Lived Assets

During March 2002 the Company initiated a plan to accelerate the disposal of approximately 260 tractors and 500 trailers. As a result of the change in utilization period and related estimated cash flows, the Company recorded a pre-tax $4.7 million impairment charge under Statement of Financial Accounting Standards (“SFAS”) No. 144 related to this disposition of revenue equipment. The estimated fair value of the revenue equipment was based on a combination of market quotes and independent appraisals of the equipment. The tractors identified for accelerated disposition represent over-the-road units not covered by manufacturer guaranteed residual value programs. The trailers to be disposed have been identified as being in excess of the Company’s needs. This initial impairment program was substantially completed during the first quarter 2003. An analysis of the initial impairment reserve demonstrated that the ultimate impairment charge on this disposal program was less than originally estimated and the reserve was reduced by $1.0 million in the fourth quarter of 2002 and a further $278,000 in the first quarter of 2003.

The following is an analysis of the Company’s asset impairment reserve accounts:

(Dollars in thousands)	Revenue equipment impairment

Balance as of December 31, 2001	$—
Initial Charge	4,741
Utilization	(2,782)
Change in estimate	(1,000)

Balance as of December 31, 2002	$959
Utilization	(510)
Change in estimate	(278)

Balance as of March 31, 2003	$171

During the fourth quarter of 2002, the Company established a new disposal program of an additional 400 trailers that will be disposed of in 2003. The pre-tax impairment charge on this new disposal program was approximately $1.0 million.

(Dollars in thousands)	Revenue equipment impairment

Balance as of December 31, 2001	$—
Initial Charge	1,000
Utilization	—

Balance as of December 31, 2002	$1,000
Utilization	(36)

Balance as of March 31, 2003	$964

The Company expects the majority of the remaining reserves to be utilized during 2003.

Stock-Based Employee Compensation

The company has adopted the disclosure provisions of SFAS No. 148 Accounting for Stock –Based Compensation – Transition and Disclosure. SFAS No. 148 amend the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of the beginning of the fiscal year. As of March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123.

	Three Months Ended March 31
	2003	2002
Net loss, as reported	($518)	($19,517)

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	($84)	($74)

Pro forma net loss	($602)	($19,591)

Loss per share:
Basic—as reported	($0.07)	($2.70)
Basic—pro forma	($0.08)	($2.71)

Diluted—as reported	($0.07)	($2.70)
Diluted—pro forma	($0.08)	($2.71)

2.	Effect of New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” effective for fiscal years beginning after June 15, 2002. The rule requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. It has been determined that SFAS 143 applies to environmental disposal fees related to tractor and trailer tires. As a result of its adoption of SFAS No. 143 in the first quarter of 2003, the Company established a liability of $212,000 for the fair value of tire disposal fees. In addition, the Company recorded a prepaid asset related to tire disposal fees of $106,000 and a charge of $64,000, net of a tax benefit of $42,000, representing the cumulative effect of change in accounting principle.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation is effective in the first fiscal year or interim period beginning after June 15, 2003. Accordingly, the Company will apply the provisions of Interpretation No. 46 for initial recognition and measurement provisions to variable interest entities for the quarter ending September 30, 2003, as required. In 1999, the Company entered into a lease arrangement for its corporate office facility, which has been financed by a special purpose entity (“SPE”) sponsored by a bank. The SPE is not consolidated in the Company’s financial statements and the Company has accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases.” The Company continues to evaluate the treatment of this leasing arrangement under Interpretation No. 46, but currently believes the pronouncement may require the Company to record the asset and related liability in its financial statements. At March 31, 2003, the amount of the carrying value of the asset is approximately $11.4 million and the related debt is $13.0 million. The Company anticipates electing the prospective application provisions of Interpretation No. 46 which require a cumulative-effect adjustment as of the date on which it is first applied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2003 and 2002

Operating revenues, including fuel surcharges, were $67.1 million for the quarter ended March 31, 2003, compared to $66.0 million for the same quarter of 2002. Excluding fuel surcharges, revenues decreased 3.2% when compared to the same period of 2002. Fuel surcharges were $3.5 million and $0.3 million, for the first quarters of 2003 and 2002, respectively, reflecting the effect of higher fuel costs in 2003. Primarily as a result of lower deadhead miles, partially offset by competitive pricing pressure in the market, revenues per mile, excluding fuel surcharges, were $1.25 per mile for the first quarter of 2003, compared to $1.24 for the same quarter of 2002. Excluding the effect of lower fuel surcharge revenues, equipment utilization, as measured by average revenues per tractor per week, was $2,688 during the first quarter of 2003, compared to $2,594 for the same quarter of 2002. The improved equipment utilization in 2003 reflects reduced deadhead miles and increased miles per tractor when compared to the same period of 2002.

At March 31, 2003 and 2002, respectively, the Company’s fleet included 1,004 and 1,245 Company-owned tractors, and 865 and 756 tractors owned by independent contractors.

Salaries, wages, and benefits, as a percentage of operating revenues, were 27.8% for the first quarter of 2003, compared to 31.0% for the same quarter of 2002. The percentage decrease is a reflection of a lower proportion of miles driven by employee drivers and reduced shop wages, partially offset by higher workers compensation expense, when compared to the same period of 2002. Efficiency, as measured by average annualized revenues per non-driver employee, was $632,000 for the first quarter of 2003, compared to $561,000 for the same quarter of 2002. The increase reflects reductions of non-driver personnel primarily as a result of closing two service centers in February 2003.

Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 16.2%, compared to 14.1% for the same quarter of 2002. The increase in 2003 primarily reflects higher fuel costs and increased costs of repairs, partially offset by a lower proportion of miles driven by employee drivers, when compared to the same period of 2002.

Purchased transportation, as a percentage of operating revenues, was 35.4% for the first quarter of 2003, compared to 31.1% for the same quarter of 2002. The increase in 2003 reflects a higher proportion of miles driven by independent contractors and a higher pass-through of fuel surcharge revenues to independent contractors as a reflection of higher fuel costs.
10

Revenue equipment leases, as a percentage of operating revenues, was 0.4% for the first quarter of 2003, compared to 0.1% for the same quarter of 2002. The increase reflects the Company’s use of operating leases for certain tractors acquired in 2002.

Depreciation and amortization, as a percentage of operating revenues, was 9.4% of operating revenues for the first quarter of 2003, compared to 10.9% for the same quarter of 2002. The decrease is primarily a result of fewer Company- owned tractors and trailers during the first quarter 2003 when compared to 2002.

Insurance, claims and damage expense, as a percentage of operating revenues, was 4.4% for the first quarter of 2003, compared to 5.0% for the same quarter of 2002. The decrease is primarily a result of lower accident and claims expense partially offset by higher liability insurance premiums in 2003.

Taxes and licenses, as a percentage of operating revenues, was 1.8% for the first quarter of 2003, compared to 2.1% for the same quarter of 2002. The decrease is primarily a result of the lower proportion of miles driven by company drivers in 2003 when compared to the same period of 2002.

Communications expense, as a percentage of operating revenues, was 0.8% for 2003, compared to 1.0% for 2002.

Other general and administrative expense, as a percentage of operating revenues, was 3.7% for the first quarter of 2003, compared to 3.0% for the same quarter of 2002. The increase is primarily a result of higher facility maintenance and heating costs in 2003.

Impairment of revenue equipment was a credit to income of $278,000 or 0.4% of operating revenue in the first quarter of 2003, compared to an expense of $4.7 million, or 7.2% of operating revenues, in the first quarter of 2002. During March 2002 the Company initiated a plan to accelerate the disposal of approximately 260 tractors and 500 trailers. As a result of the change in utilization period and related estimated cash flows, the Company recorded a pre-tax $4.7 million impairment charge under Statement of Financial Accounting Standards (“SFAS”) No. 144 related to this disposition of revenue equipment. The estimated fair value of the revenue equipment was based on a combination of market quotes and independent appraisals of the equipment. The tractors identified for accelerated disposition represent over-the-road units not covered by manufacturer guaranteed residual value programs. The trailers to be disposed have been identified as being in excess of the Company’s needs. This initial impairment program was substantially completed during the first quarter 2003. An analysis of this initial impairment reserve demonstrated that the ultimate impairment on this disposal programs was less than originally estimated and the reserve was reduced by $1.0 million in the fourth quarter of 2002 and a further $278,000 in the first quarter of 2003.

Loss on the disposition of equipment was $7,000 for the first quarter of 2003, compared to a loss of $1,000 for the same quarter of 2002, reflecting minor equipment dispositions in 2003.

Net interest expense, as a percentage of operating revenues, was 1.6% for the first quarter of 2003, compared to 2.3% for the same quarter of 2002. The decrease reflects lower debt balances in 2003 and interest income from the lease-to-own program.

The effective tax rate as a percentage of operating revenues was 40.0% for the first quarter of 2003, compared to 45.8% for the same quarter of 2002. The lower effective rate in 2003, compared to 2002, primarily reflects the effect of non-deductible items for tax purposes in relation to a lower pre-tax loss.

As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues) was 99.5% for the first quarter of 2003, compared to 105.6% for the same quarter of 2002. Loss before the effect of a change of accounting principle was $454,000 for the first quarter of 2003, compared to a net loss of $2.8 million, or 4.3% of operating revenues, for the first quarter of 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” effective for fiscal years beginning after June 15, 2002. The rule requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. It has been determined that SFAS 143 applies to environmental disposal fees related to tractor and trailer tires. As a result of its adoption of SFAS No. 143 in the first quarter of 2003, the Company established a liability of $212,000 for the fair value of tire disposal fees. In addition, the Company recorded a prepaid asset related to tire disposal fees of $106,000 and a charge of $64,000, net of a tax benefit of $42,000, representing the cumulative effect of change in accounting principle.

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

Net loss in the first quarter of 2003 was $454,000, compared to a net loss, including the cumulative effect of a change in accounting principle, of $19.5 million for the same quarter of 2002.

Liquidity and Capital Resources

Net cash provided by operating activities for the first quarter of 2003 was $2.9 million. The net change of operating assets and liabilities consumed $2.4 million, including $1.9 million for increased trade receivables, $2.8 million increase for seasonal payments of annual operating license fees and prepaid insurance, $1.0 million increase in amounts due to owner operators, $0.8 million net impact of lease financing arrangements, and $0.4 million increase in trade accounts payable.

Investing activities for the first quarter of 2003 used net cash of $0.4 million. Expenditures for revenue and other equipment exceeded proceeds from sales of equipment during the first quarter of 2003.

Financing activities for the first quarter of 2003 consumed $2.5 million, including net borrowings against the Company’s credit facility of $750,000 and scheduled principal payments on long-term debt of $4.2 million. At March 31, 2003, the Company had outstanding non-cancelable commitments of approximately $18.9 million for the purchase of revenue equipment, which will be partially offset by estimated proceeds of $7.0 million from used equipment trade-ins.

Working capital was negative $5.7 million at March 31, 2003, compared to negative $8.2 million at December 31, 2002. The Company relies primarily on its operating cash flows and available borrowings under its credit facility to satisfy its short-term capital and debt-service requirements. At March 31, 2003, the Company had additional amounts available under its credit facility of $23.8 million.

The Company has a credit agreement for a secured credit facility with maximum combined borrowings and letters of credit of $40 million. Amounts actually available under the credit facility are limited by the Company’s accounts receivable and certain unencumbered revenue equipment. The credit facility is used to meet working capital needs, purchase revenue equipment and other assets, and to satisfy letter of credit requirements associated with the Company’s self-insured retention arrangements. At March 31, 2003, there were outstanding borrowings and letters of credit of $3.3 million and $3.5 million, respectively, and the Company was in compliance with the financial covenants under the credit facility. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, the credit facility, and other financing arrangements related to revenue equipment purchases.

Forward-looking Statements

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report, elsewhere in this Report, in future filings by the Company with the SEC, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts, are forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The following important factors, among other things, in some cases have affected and in the future could affect the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the highly competitive conditions that currently exist in the Company’s market and the Company’s ability to compete, (2) the Company’s ability to recruit, train, and retain qualified drivers, (3) increases in fuel prices, and the Company’s ability to recover these costs from its customers, (4) the impact of environmental standards and regulations on new revenue equipments, (5) changes in governmental regulations applicable to the Company’s operations, (6) adverse weather conditions, (7) accidents, (8) the market for used revenue equipment, (9) changes in interest rates, (10) cost of liability insurance coverage, and (11) downturns in general economic conditions affecting the Company and its customers. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise or update any previously made forward-looking statements. Unanticipated events are likely to occur.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks with its $40 million credit agreement, of which $6.8 million was outstanding at March 31, 2003. The agreement bears interest at a variable rate, which was 5.25% at March 31, 2003. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase. Although the Company does not currently employ derivatives or similar instruments to hedge against increases in fuel prices, fuel surcharge provisions enable the Company to reduce the effects of price increases.

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

Item 5. Other Events

Subsequent to reporting first quarter 2003 results in a press release dated April 17, 2003, it was determined that SFAS 143 applies to environmental disposal fees related to tractor and trailer tires. Accordingly, the Company adopted SFAS No. 143 in the first quarter of 2003, and established a liability of $212,000 for the fair value of tire disposal fees. In addition, the Company recorded a prepaid asset related to tire disposal fees of $106,000 and a charge of $64,000, net of a tax benefit of $42,000, representing the cumulative effect of change in accounting principle.

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

Date: May 12, 2003 ——————	TRANSPORT CORPORATION OF AMERICA, INC. /s/ Michael J. Paxton ————————————————————— Michael J. Paxton President and Chief Executive Officer (Principal Executive Officer)

/s/ Keith R. Klein ————————————————————— Keith R. Klein Chief Financial Officer and Chief Information Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

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

Date: May 12, 2003

/s/ Michael J. Paxton ———————————————————— Michael J. Paxton Chairman, President and Chief Executive Officer

CERTIFICATIONS

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

Date: May 12, 2003

/s/ Keith R. Klein ———————————————————— Keith R. Klein Chief Financial Officer and Chief Information Officer

