Form 10-Q
period 2003-06-30
TRANSPORT CORPORATION OF AMERICA INC
filed 2003-08-13
CIK 809246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

|X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 6, 2003, the Company had outstanding 7,139,243 shares of Common Stock, $.01 par value.

TRANSPORT CORPORATION OF AMERICA, INC. Quarterly Report on Form 10-Q

Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of
June 30, 2003 and December 31, 2002	Page 3

Consolidated Statements of Operations for the
six months ended June 30, 2003 and 2002	Page 4

Consolidated Statements of Cash Flows for the
six months ended June 30, 2003 and 2002	Page 5

Notes to Consolidated Financial Statements	Page 6

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	Page 11

Item 3. Quantitative and Qualitative Disclosure about
Market Risk	Page 18

Item 4. Controls and Procedures	Page 18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	Page 19

Item 2. Changes in Securities and Use of Proceeds	Page 19

Item 3. Defaults Upon Senior Securities	Page 19

Item 4. Submission of Matters to a Vote of Security Holders	Page 19

Item 5. Other Information	Page 19

Item 6. Exhibits and Reports on Form 8-K	Page 19

Item 1. Financial Statements

Transport Corporation of America, Inc.
Consolidated Balance Sheets
(In thousands)

Assets	June 30, 2003	December 31, 2002
	(Unaudited)	*
Current assets:
Cash and cash equivalents	$123	$124
Trade accounts receivable, net	27,750	28,374
Other receivables	2,209	1,942
Operating supplies - inventory	881	1,076
Deferred income tax benefit	4,903	5,245
Prepaid expenses	3,772	1,852

Total current assets	39,638	38,613

Property and equipment:
Land, buildings, and improvements	17,674	17,643
Revenue equipment	187,948	195,702
Other equipment	22,910	22,536

Total property and equipment	228,532	235,881
Less accumulated depreciation	(101,948)	(95,422)

Property and equipment, net	126,584	140,459

Other assets, net	2,850	2,803

Total assets	169,072	181,875

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities of long-term debt	15,563	15,907
Current maturities of capital lease obligations	4,076	5,734
Accounts payable	4,044	4,427
Checks issued in excess of cash balances	981	1,404
Due to independent contractors	2,539	1,658
Accrued expenses	17,515	17,708

Total current liabilities	44,718	46,838

Long-term debt, less current maturities	25,203	30,575
Capital lease obligations, less current maturities	15,139	17,267

Deferred income taxes	25,598	26,973

Shareholders’ equity:
Common stock	72	72
Additional paid-in capital	29,877	30,330
Retained earnings	28,465	29,820

Total shareholders’ equity	58,414	60,222

Total liabilities and shareholders' equity	$169,072	$181,875

* Derived from audited financial statements
    See accompanying notes to consolidated financial statements

Transport Corporation of America, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Operating revenues	$65,638	$69,004	$132,739	$135,052
Operating expenses:
Salaries, wages, and benefits	18,281	20,161	36,946	40,658
Fuel, maintenance, and other expenses	9,650	9,779	20,533	19,110
Purchased transportation	23,771	23,110	47,538	43,677
Revenue equipment leases	263	268	523	331
Depreciation and amortization	6,287	6,933	12,625	14,110
Insurance, claims and damage	3,478	2,768	6,397	6,095
Taxes and licenses	1,111	1,205	2,315	2,586
Communications	559	684	1,096	1,379
Other general and administrative expenses	2,590	2,289	5,070	4,273
Impairment of revenue equipment	—	—	(278)	4,741
(Gain) loss on sale of property and equipment	(3)	(9)	4	(8)

Total operating expenses	65,987	67,188	132,769	136,952

Operating income (loss)	(349)	1,816	(30)	(1,900)
Interest expense	1,115	1,432	2,271	2,927
Interest income	(70)	(1)	(151)	(5)

Interest expense, net	1,045	1,431	2,120	2,922

Earnings (loss) before income taxes and cumulative
effect of change in accounting principle	(1,394)	385	(2,150)	(4,822)
Provision (benefit) for income taxes	(557)	177	(859)	(2,207)

Earnings (loss) before cumulative effect
of change in accounting principle	(837)	208	(1,291)	(2,615)
Cumulative effect of change in
accounting principle, net of tax effect	—	—	(64)	(16,694)

Net earnings (loss)	$(837)	$208	$(1,355)	$(19,309)

Net earnings (loss) per share - basic:
Before cumulative effect of change
in accounting principle	(0.12)	0.03	(0.18)	(0.36)
Cumulative effect of change in
accounting principle, net of tax effect	—	—	(0.01)	(2.31)

Net earnings (loss) per share	$(0.12)	$0.03	$(0.19)	$(2.67)

Net earnings (loss) per share - diluted
Before cumulative effect of change
in accounting principle	(0.12)	0.03	(0.18)	(0.36)
Cumulative effect of change in
accounting principle, net of tax effect	—	—	(0.01)	(2.31)

Net earnings earnings (loss) per share	$(0.12)	$0.03	$(0.19)	$(2.67)

Average common shares outstanding:
Basic	7,185,776	7,251,013	7,201,498	7,239,232
Diluted	7,185,776	7,315,138	7,201,498	7,239,232

See accompanying notes to consolidated financial statements

Transport Corporation of America, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2003	2002
Operating activities:
Net loss	$(1,355)	$(19,309)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	12,625	14,110
Cumulative effect of change in accounting
principle, net of tax effect	64	16,694
Impairment of revenue equipment	(278)	4,741
Loss (gain) on sale of property and equipment	4	(8)
Deferred income taxes	(1,033)	(1,907)
Changes in operating assets and liabilities:
Trade receivables	624	(4,882)
Lease and other receivables	1,643	(641)
Operating supplies	195	16
Prepaid expenses	(1,814)	(2,058)
Other assets	(47)	(471)
Accounts payable	(383)	(282)
Due to independent contractors	881	317
Accrued expenses	(363)	1,057

Net cash provided by operating activities	10,763	7,377

Investing activities:
Purchases of revenue equipment	(516)	(2,086)
Purchases of property and other equipment	(502)	(877)
Proceeds from disposition of equipment	632	5,437

Net cash (used by) provided by investing activities	(386)	2,474

Financing activities:
Proceeds from issuance of common stock,
and exercise of options and warrants	18	271
Payments for repurchase and retirement of common stock	(471)	--
Proceeds from issuance of long-term debt	1,449	4,091
Principal payments on long-term debt	(9,951)	(8,529)
Proceeds from issuance of notes payable to bank	48,450	24,300
Principal payments on notes payable to bank	(49,450)	(32,350)
Change in net checks issued in excess of cash balances	(423)	1,424

Net cash used by financing activities	(10,378)	(10,793)

Net decrease in cash	(1)	(942)
Cash and cash equivalents, beginning of period	124	1,107

Cash and cash equivalents, end of period	$123	$165

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,228	$2,791
Income taxes	708	124
Supplemental schedule of noncash investing and financing activities:
Lease receivables from disposition of revenue equipment	$1,910	$1,165

See accompanying notes to consolidated financial statements

TRANSPORT CORPORATION OF AMERICA, INC.

Notes to Consolidated Financial Statements
June 30, 2003 and 2002
(Unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial statements contained herein reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the interim periods. They have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and, accordingly, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s most recent annual financial statements on Form 10-K for the year ended December 31, 2002. The critical accounting policies described in that report are used in preparing quarterly reports.

The Company’s business is seasonal. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Impairment of Long-Lived Assets

During March 2002, the Company initiated a plan to accelerate the disposal of approximately 260 tractors and 500 trailers. As a result of the change in utilization period and related estimated cash flows, the Company recorded a pre-tax $4.7 million impairment charge under Statement of Financial Accounting Standards (“SFAS”) No. 144 related to this disposition of revenue equipment. The estimated fair value of the revenue equipment was based on a combination of market quotes and independent appraisals of the equipment. The tractors identified for accelerated disposition represent over-the-road units not covered by manufacturer guaranteed residual value programs. The trailers to be disposed were identified as being in excess of the Company’s needs. An analysis of the initial impairment reserve demonstrated that the ultimate impairment charge on this disposal program was less than originally estimated and the reserve was reduced by $1.0 million in the fourth quarter of 2002 and a further $278,000 in the first quarter of 2003. This disposal program was completed during the second quarter 2003.

        The following is an analysis of the Company’s asset impairment reserve accounts:

(Dollars in thousands)	Revenue equipment impairment

Balance as of December 31, 2001	$—
Initial Charge	4,741
Utilization	(2,782)
Change in estimate	(1,000)

Balance as of December 31, 2002	959
Utilization	(681)
Change in estimate	(278)

Balance as of June 30, 2003	$—

        During the fourth quarter of 2002, the Company established a new disposal program for an additional 400 trailers that will be disposed of in 2003. The pre-tax impairment charge on this disposal program was $1.0 million. The Company expects the remaining reserves to be utilized during 2003.

(Dollars in thousands)	Revenue equipment impairment

Balance as of December 31, 2001	$—
Initial Charge	1,000
Utilization	—

Balance as of December 31, 2002	1,000
Utilization	(223)

Balance as of June 30, 2003	$777

Stock-Based Employee Compensation

The Company has adopted the disclosure only provisions of SFAS No. 148 Accounting for Stock –Based Compensation – Transition and Disclosure. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of January 1, 2003. As of June 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net loss, as reported	($ 837)	$208	($ 1,355)	($ 19,309)
Deduct: Total stock-based employee
compensation expense determined under
fair alue based method for all
awards, net of related tax effects	(107)	(122)	(192)	(196)

Pro forma net loss	($ 944)	$86	($ 1,547)	($ 19,505)

Loss per share:
Basic—as reported	($ 0.12)	$0.03	($ 0.19)	($ 2.67)
Basic—pro forma	($ 0.13)	$0.01	($ 0.21)	($ 2.69)
Diluted—as reported	($ 0.12)	$0.03	($ 0.19)	($ 2.67)
Diluted—pro forma	($ 0.13)	$0.01	($ 0.21)	($ 2.69)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	18.00%	55.00%	18.00%	55.00%
Risk-free interest rate	5.00%	5.00%	5.00%	5.00%
Expected lives	10 years	10 years	10 years	10 years

Computation of Gain (Loss) per Common Share
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Earnings (loss) before cumulative effect
of change in accounting principle	$(837)	$208	$(1,291)	$(2,615)
Cumulative effect of change in
accounting principle, net of tax effect	--	--	(64)	(16,694)

Net earnings (loss)	$(837)	$208	$(1,355)	$(19,309)

Average number of common
shares outstanding	7,185,776	7,251,013	7,201,498	7,239,232
Dilutive effect of outstanding stock
options and warrants	--	64,125	--	--

Average number of common and common
equivalent shares outstanding	7,185,776	7,315,138	7,201,498	7,239,232

Net earnings (loss) per share - basic:
Before cumulative effect of change
in accounting principle	$(0.12)	$0.03	$(0.18)	$(0.36)
Cumulative effect of change in
accounting principle, net of tax effect	--	--	(0.01)	(2.31)

Net earnings (loss) per share	$(0.12)	$0.03	$(0.19)	$(2.67)

Net earnings (loss) per share - diluted
Before cumulative effect of change
in accounting principle	$(0.12)	$0.03	$(0.18)	$(0.36)
Cumulative effect of change in
accounting principle, net of tax effect	--	--	(0.01)	(2.31)

Net earnings (loss) per share	$(0.12)	$0.03	$(0.19)	$(2.67)

2.	Effect of New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” effective for fiscal years beginning after June 15, 2002. The rule requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. It has been determined that SFAS 143 applies to environmental disposal fees related to tractor and trailer tires. As a result of its adoption of SFAS No. 143 in the first quarter of 2003, the Company established a liability of $212,000 for the fair value of tire disposal fees. In addition, the Company recorded a prepaid asset related to tire disposal fees of $106,000 and a charge of $64,000, net of a tax benefit of $42,000, representing the cumulative effect of change in accounting principle. There was no significant change in the liability during the period reported.

In 1999, the Company entered into a lease arrangement for its corporate office facility, which has been financed by a special purpose entity (“SPE”) sponsored by a bank. The SPE is not consolidated in the Company’s financial statements and the Company has accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases.” In conjunction with this arrangement, the Company has a residual value guarantee of up to $11.2 million, plus selling costs, if the Company does not exercise its purchase option and the property is sold for less than $13.0 million, the Asset Termination Value. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which is effective in the first fiscal year or interim period beginning after June 15, 2003. The Company evaluated the treatment of this leasing arrangement under Interpretation No. 46 and concluded the pronouncement requires the Company to record the asset and related liability in its financial statements as of the effective date. Accordingly, the Company will apply the provisions of Interpretation No. 46 for initial recognition and measurement provisions to variable interest entities for the quarter beginning July 1, 2003 and will record an asset of $11.2 million and the related debt of $13.0 million. The Company has elected the prospective application provisions of Interpretation No. 46 and will record a cumulative-effect adjustment of $1.1 million (net of tax benefit of $0.7 million) as part of the initial adoption of this Interpretation as a charge to operations during the three-month period ending September 30, 2003. The Company is actively marketing this property and is currently investigating and pursuing options related to a sale/leaseback arrangement.

3.	Subsequent Event

On July 17, 2003, the Company sold a maintenance facility located in Clarksville, Indiana for net cash proceeds of $2.1 million and recorded a gain on the sale of the property of $1.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Three Months Ended June 30, 2003 and 2002

Operating revenues, including fuel surcharges, were $65.6 million for the quarter ended June 2003, a decrease of 4.9% compared to $69.0 million for the same quarter of 2002. Fuel surcharges were $2.7 million and $1.1 million for the second quarters of 2003 and 2002, respectively, reflecting the effect of higher fuel costs in 2003. Excluding fuel surcharges, revenues decreased 7.2% when compared to the same period of 2002. The Company measures revenue before fuel surcharges, or “freight revenue,” in addition to operating revenue, because management believes removing this sometimes volatile source of revenue affords a more consistent basis for comparing results of operations from period to period. Operating revenues per mile, which includes fuel surcharges, were $1.31 per mile for the second quarter 2003 compared to $1.27 for the same quarter of 2002. Freight revenues per mile, which excludes fuel surcharges, were $1.25 per mile for the second quarter of 2003, compared to $1.24 for the same quarter of 2002. This increase in 2003 is primarily a result of lower deadhead miles, partially offset by competitive pressures in the market. Equipment utilization, as measured by average operating revenues per tractor per week (including fuel surcharges), was $2,764 during the second quarter of 2003, compared to $2,733 for the same quarter of 2002. Equipment utilization, as measured by average freight revenues per tractor per week (excluding fuel surcharges), was $2,652 during the second quarter of 2003, compared to $2,689 for the same quarter of 2002. The deterioration in equipment utilization in 2003 reflects a decrease in customer paid miles due to significantly weaker freight volumes in a number of key markets, seasonality in our customer’s business cycles and slower than expected ramp up in new business, partially offset by lower deadhead miles, when compared to the same period of 2002.

At June 2003, the Company’s fleet included 989 Company-owned tractors and 855 tractors provided by independent contractors compared to 1,177 Company-owned tractors and 798 tractors provided by independent contractors at June 30, 2002.

Salaries, wages, and benefits, as a percentage of operating revenues, were 27.9% for the second quarter of 2003, compared to 29.2% for the same quarter of 2002. The percentage decrease in 2003 is primarily a result of a lower proportion of miles driven by employee drivers, partially offset by higher employee medical claim and workers’ compensation expenses when compared to the same period of 2002. Efficiency, as measured by average annualized revenues per non-driver employee, was $641,000 for the second quarter of 2003, compared to $597,000 for the same quarter of 2002. The increase reflects reductions of non-driver personnel primarily as a result of closing two service centers in February 2003.

Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 14.7%, compared to 14.2% for the same quarter of 2002. The increase in 2003 reflects higher fuel and maintenance costs, offset by a lower proportion of miles driven by company drivers, when compared to the same period of 2002.

Purchased transportation, as a percentage of operating revenues, was 36.2% for the second quarter of 2003 compared to 33.5% for the same quarter of 2002. The increase in 2003 reflects a higher proportion of miles driven by independent contractors, which is a result of the Company’s fleet reduction and implementation of a lease-to-own program with independent contractors.

Revenue equipment lease expense, as a percentage of operating revenues, was 0.4% for the second quarter of 2003 compared to 0.4% for the same quarter of 2002, reflecting the Company’s use of operating leases for certain tractors acquired in 2002.

Depreciation and amortization, as a percentage of operating revenues, was 9.6% of operating revenues for the second quarter of 2003 compared to 10.0% for the same quarter of 2002. The decrease is primarily a result of fewer tractors and trailers in 2003 as a result of the Company’s fleet reduction and implementation of a lease-to-own program with independent contractors.

Insurance, claims and damage expense, as a percentage of operating revenues, was 5.3% for the second quarter of 2003 compared to 4.0% for the same quarter of 2002. The increase is primarily a result of higher liability insurance premium expense and higher than expected costs to settle open claims in 2003.

Taxes and licenses, as a percentage of operating revenues, was 1.7% for the second quarter of 2003 and 1.7% for the same quarter of 2002. The expense decrease of $94,000, or 7.8%, is primarily a result of a lower company and independent contractor tractor count in 2003 compared to the same period of 2002.

Communication expense, as a percentage of operating revenues, was 0.9% for the second quarter 2003 versus 1.0% for the second quarters of 2002. The decrease reflects the effect of favorable rates for communication services in 2003 combined with fewer tractors in the overall fleet.

Other general and administrative expense, as a percentage of operating revenues, was 3.9% in 2003 compared to 3.3% for the second quarter of 2002. This increase is a result of increased software maintenance fees; relocation and hiring expenses for certain key employees, increased security services at the Company’s maintenance facilities, and increased driver training expenses.

Loss on the disposition of equipment was $3,000 for the second quarter of 2003 compared to a loss of $9,000 for the same quarter of 2002.

As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues) was 100.5% for the second quarter of 2003 compared to 97.4% for the same quarter of 2002.

Net interest expense, as a percentage of operating revenues, was 1.6% for the second quarter of 2003 compared to 2.1% for the same quarter of 2002. The decrease primarily reflects lower average debt balances and interest rates in 2003.

The effective tax rate, as a percentage of operating revenues, was 40.0% for the second quarter of 2003 compared to 46.0% for the same quarter of 2002. The lower effective rate in 2003 compared to 2002 reflects the effect of non-deductible items in 2002 for tax purposes.

Net loss was $837,000 for the second quarter of 2003 compared to net earnings of $208,000 for the same quarter of 2002.

              Six Months Ended June 30, 2003 and 2002

Operating revenues, including fuel surcharges, were $132.7 million for the six months ended June 30, 2003, a decrease of 1.8% compared to $135.1 million for the same period of 2002. Fuel surcharges were $6.2 million and $1.4 million, for the first six months of 2003 and 2002, respectively, reflecting the effect of higher fuel costs in 2003. Excluding fuel surcharges, revenues decreased 5.3% when compared to the same period of 2002. The Company measures revenue before fuel surcharges, or “freight revenue,” in addition to operating revenue, because management believes removing this sometimes volatile source of revenue affords a more consistent basis for comparing results of operations from period to period. Operating revenues per mile, which includes fuel surcharges, were $1.31 per mile for the first six months of 2003, compared to $1.26 for the same quarter of 2002. Freight revenues per mile, which excludes fuel surcharges, were $1.25 per mile for the first six months of 2003, compared to $1.24 for the same quarter of 2002. This increase in 2003 is primarily a result of lower deadhead miles, partially offset by competitive pressures in the market. Equipment utilization, as measured by average operating revenues per tractor per week (including fuel surcharges) was $2,800 during the first six months of 2003 compared to $2,669 for the same period of 2002. Equipment utilization, as measured by average freight revenues per tractor per week (excluding fuel surcharges) was $2,670 during the first six months of 2003 compared to $2,641 for the same period of 2002. The improved equipment utilization in 2003 is primarily due to lower deadhead miles and a reduction in the tractor count compared to the same period of 2002 offset by a decrease in customer paid miles due to significantly weaker freight volumes in the number of key markets, seasonality in our customer’s business cycles and slower than expected ramp up in new business.

Salaries, wages, and benefits, as a percentage of operating revenues, were 27.8% for the first six months of 2003 compared to 30.1% for the same period of 2002. The percentage decrease in 2003 is primarily a result of a lower proportion of miles driven by employee drivers and non-driver personnel reductions, partially offset by higher employee medical claim and workers’ compensation expenses when compared to the same period of 2002. Efficiency, as measured by average annualized revenues per non-driver employee, was $636,000 for the first six months of 2003 compared to $579,000 for the first six months of 2002. The increase reflects reductions of non-driver personnel primarily as a result of closing two service centers in February 2003.

Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 15.5%, compared to 14.2% for the same period of 2002. The increase in 2003 primarily reflects higher fuel and maintenance costs offset by a lower proportion of miles driven by company drivers when compared to the same period of 2002.

Purchased transportation, as a percentage of operating revenues, was 35.8% for the first six months of 2003 compared to 32.3% for the same period of 2002. The increase in 2003 reflects a higher proportion of miles driven by independent contractors, which is a result of the Company’s fleet reduction and implementation of a lease-to-own program with independent contractors.

Revenue equipment lease expense, as a percentage of operating revenues, was 0.4% for the first six months of 2003 compared to 0.2% for the same period of 2002. The increase reflects the Company’s use of operating leases for certain tractors acquired at the end of the first quarter of 2002.

Depreciation and amortization, as a percentage of operating revenues, was 9.5% of operating revenues for the first six months of 2003 compared to 10.4% for the same period of 2002. The decrease is primarily a result of fewer tractors and trailers in 2003 as a result of the Company’s fleet reduction and implementation of a lease-to-own program with independent contractors.

Insurance, claims and damage expense, as a percentage of operating revenues, was 4.8% for the first six months of 2003 compared to 4.5% for the same period of 2002. The increase is primarily a result of higher liability insurance premium expense and higher than expected costs to settle open claims in 2003.

Taxes and licenses, as a percentage of operating revenues, was 1.7% for the first six months of 2003 compared to 1.9% for the same period of 2002. The expense decrease of $271,000 or 10.5% is primarily a result of a lower company and independent contractor tractor count in 2003 compared to the same period of 2002.

Communication expense, as a percentage of operating revenues, was 0.8% for the first six months of 2003 compared to 1.0% for the same period of 2002. The decrease reflects the effect of favorable rates for communication services in 2003 combined with fewer tractors in the overall fleet.

Other general and administrative expense, as a percentage of operating revenues, was 3.8% for the first six months of 2003 compared to 3.2% for the same period of 2002. The increase is a result of increased software maintenance fees; relocation and hiring expenses for certain key employees, increased security services at the Company’s maintenance facilities, and increased driver training expenses.

Impairment of revenue equipment was a credit to income of $278,000 or 0.2% of operating revenue in the first six months of 2003 compared to an expense of $4.7 million, or 3.5% of operating revenues, in the first six months of 2002. During March 2002 the Company initiated a plan to accelerate the disposal of approximately 260 tractors and 500 trailers. As a result of the change in utilization period and related estimated cash flows, the Company recorded a pre-tax $4.7 million impairment charge under Statement of Financial Accounting Standards (“SFAS”) No. 144 related to this disposition of revenue equipment. The estimated fair value of the revenue equipment was based on a combination of market quotes and independent appraisals of the equipment. The tractors identified for accelerated disposition represent over-the-road units not covered by manufacturer guaranteed residual value programs. The trailers to be disposed have been identified as being in excess of the Company’s needs. This initial impairment program was substantially completed during the first quarter 2003. An analysis of this initial impairment reserve demonstrated that the ultimate impairment on this disposal program was less than originally estimated. The reserve was reduced by $1.0 million in the fourth quarter of 2002 and further reduced by an additional $278,000 in the first quarter of 2003.

Loss on the disposition of equipment was $4,000 for the first six months of 2003 compared to a gain of $8,000 for the same period of 2002.

As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues) was 100.0% for the first six months of 2003 compared to 101.4% for the same period of 2002.

Net interest expense, as a percentage of operating revenues, was 1.6% for the first six months of 2003 compared to 2.2% for the same period of 2002. The decrease primarily reflects lower average debt balances in 2003.

The effective tax rate as a percentage of operating revenues was 40.0% for the first six months of 2003 compared to 45.8% for the same period of 2002. The lower effective rate in 2003 compared to 2002 reflects the effect of non-deductible items in 2002 for tax purposes.

Loss before the effect of a change of accounting principle was $1.3 million, or 1.0% of operating revenues, for the first six months of 2003 compared to a net loss of $2.6 million, or 1.9% of operating revenues, for the same period of 2002.

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

Net loss, including the cumulative effect of a change in accounting principle, for the first six months of 2003 was $1.4 million compared to a net loss of $19.3 million for the same period of 2002.

              Liquidity and Capital Resources

Net cash provided by operating activities for the first six months of 2003 was $10.8 million compared to $7.4 million provided for the first six months of 2002. The increase was primarily due to cash provided by decreased accounts receivable in 2003 compared to increased accounts receivable in 2002, offset by lower cash-related earnings and cash consumed by decreased accrued liabilities in 2003 compared to increased accrued liabilities in 2002.

Net cash used for investing activities was $0.4 million for the first 6 months of 2003 compared to net cash provided by investing activities of $2.5 million for the first 6 months of 2002. The change is due to lower proceeds from disposition of used revenue equipment somewhat offset by lower purchases of new revenue equipment and other property and equipment.

Financing activities for the first six months of 2003 consumed $10.4 million compared to $10.8 consumed for the first six months of 2002. Cash consumed in 2003 included payments on the Company’s credit facility of

$1.0 million, net payments on long-term debt of $8.5 million, and $0.5 million for repurchase and retirement of common stock. At June 30, 2003, the Company had outstanding non-cancelable commitments of approximately $18.9 million for the purchase of revenue equipment, which will be partially offset by estimated proceeds of $6.6 million from used equipment trade-ins.

Working capital was negative $5.1 million at June 30, 2003, compared to negative $8.2 million at December 31, 2002. The Company relies primarily on its operating cash flows and available borrowings under its credit facility to satisfy its short-term capital and debt-service requirements.

The Company has a credit agreement for a secured credit facility with maximum combined borrowings and letters of credit of $30 million at June 30, 2003. Amounts actually available under the credit facility are limited by the Company’s accounts receivable and certain unencumbered revenue equipment. In May 2003, the Company requested a reduction in this credit agreement from $40 million in order to align amounts available based on the limits and reduce the bank commitment fee expense. The credit facility is used to meet working capital needs, purchase revenue equipment and other assets, and to satisfy letter of credit requirements associated with the Company’s self-insured retention arrangements. At June 30, 2003, there were outstanding borrowings and letters of credit of $1.5 million and $3.9 million, respectively, and the Company was in compliance with the financial covenants under the credit facility. At June 30, 2003, the Company had additional amounts available under its credit facility of $20.6 million. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, the credit facility, and other financing arrangements related to revenue equipment purchases.

On July 17, 2003, the Company sold a maintenance facility located in Clarksville, Indiana for net cash proceeds of $2.1 million and recorded a gain on the sale of the property of $1.3 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks with its $30 million credit agreement, of which $5.4 million was outstanding at June 30, 2003. The agreement bears interest at a variable rate, which was 5.0% at June 30, 2003. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase. Although the Company does not currently employ derivatives or similar instruments to hedge against increases in fuel prices, fuel surcharge provisions enable the Company to reduce the effects of price increases.

Item 4.  Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders, with Addendum.

On May 22, 2003 the Company held its Annual Meeting of Shareholders. At the meeting, the following persons were elected to the Company’s Board of Directors:

	Votes For	Votes Withheld
Anton J. Christianson	6,465,197	302,309
William P. Murnane	6,461,441	306,065
Michael J. Paxton	6,460,436	307,070
Kenneth J. Roering	6,465,066	302,440
William D. Slattery	6,461,502	306,004

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number Description

10.1	Description of the terms of employment of Craig A. Coyan, with Addendum, dated July 1, 2003.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

(b)	Reports on Form 8-K

On April 17, 2003, the Company filed a Form 8-K to furnish to the SEC under Item 12 (Results of Operations and Financial Condition) filed under Item 9 (Regulation FD Disclosure) pursuant to SEC guidance a press release regarding the registrant’s results of operations for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003 ———————	TRANSPORT CORPORATION OF AMERICA, INC. /s/ Michael J. Paxton ————————————————————— Michael J. Paxton President and Chief Executive Officer (Principal Executive Officer)

/s/ Keith R. Klein ————————————————————— Keith R. Klein Chief Financial Officer and Chief Information Officer (Principal Financial and Accounting Officer)