Form 10-Q
period 2003-09-30
TRANSPORT CORPORATION OF AMERICA INC
filed 2003-11-07
CIK 809246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Exchange Act): YES ___    NO _X_

As of October 31, 2003, the Company had outstanding 7,141,730 shares of Common Stock, $.01 par value.

This Form 10-Q consists of 26 pages.

TRANSPORT CORPORATION OF AMERICA, INC.
Quarterly Report on Form 10-Q

Item 1.   Financial Statements

Transport Corporation of America, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$124	$124
Trade accounts receivable, net	26,966	28,374
Other receivables	1,924	1,942
Operating supplies - inventory	849	1,076
Deferred income tax benefit	5,537	5,245
Prepaid expenses	2,908	1,852

Total current assets	38,308	38,613
Property and equipment:
Land, buildings, and improvements	28,789	17,643
Revenue equipment	189,307	195,702
Other equipment	23,324	22,536

Total property and equipment	241,420	235,881
Less accumulated depreciation	(102,062)	(95,422)

Property and equipment, net	139,358	140,459
Other assets, net	2,229	2,803

Total assets	179,895	181,875

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	22,359	15,907
Current maturities of capital lease obligations	4,147	5,734
Accounts payable	6,420	4,427
Checks issued in excess of cash balances	3,107	1,404
Due to independent contractors	2,587	1,658
Accrued expenses	19,237	17,708

Total current liabilities	57,857	46,838
Long-term debt, less current maturities	24,467	30,575
Capital lease obligations, less current maturities	14,049	17,267
Deferred income taxes	25,143	26,973
Shareholders' equity:
Common stock	72	72
Additional paid-in capital	29,888	30,330
Retained earnings	28,419	29,820

Total shareholders' equity	58,379	60,222

Total liabilities and shareholders' equity	$179,895	$181,875

See accompanying notes to consolidated financial statements

Transport Corporation of America, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Operating revenues	$64,069	$69,002	$196,808	$204,054
Operating expenses:
Salaries, wages, and benefits	17,019	19,574	53,965	60,232
Fuel, maintenance, and other expenses	9,524	9,639	30,057	28,749
Purchased transportation	22,914	24,310	70,452	67,987
Revenue equipment leases	274	251	797	582
Depreciation and amortization	6,342	6,760	18,967	20,870
Insurance, claims and damage	2,430	2,527	8,827	8,622
Taxes and licenses	1,118	1,188	3,433	3,774
Communications	565	634	1,661	2,013
Other general and administrative expenses	2,271	2,294	7,341	6,567
Impairment of revenue equipment	—	—	(278)	4,741
Gain on sale of property and equipment	(1,321)	(14)	(1,317)	(22)

Total operating expenses	61,136	67,163	193,905	204,115

Operating income (loss)	2,933	1,839	2,903	(61)
Interest expense	1,116	1,356	3,387	4,283
Interest income	(37)	(50)	(188)	(55)

Interest expense, net	1,079	1,306	3,199	4,228

Earnings (loss) before income taxes and cumulative
effect of change in accounting principle	1,854	533	(296)	(4,289)
Provision (benefit) for income taxes	811	279	(48)	(1,928)

Earnings (loss) before cumulative effect
of change in accounting principle	1,043	254	(248)	(2,361)
Cumulative effect of change in
accounting principle, net of tax effect	(1,089)	—	(1,153)	(16,694)

Net earnings (loss)	$(46)	$254	$(1,401)	$(19,055)

Earnings (loss) per share – basic:
Before cumulative effect of change
in accounting principle	0.15	0.04	(0.03)	(0.33)
Cumulative effect of change in
accounting principle, net of tax effect	(0.16)	—	(0.17)	(2.30)

Net earnings (loss) per share	$(0.01)	$0.04	$(0.20)	$(2.63)

Earnings (loss) per share – diluted:
Before cumulative effect of change
in accounting principle	0.15	0.03	(0.03)	(0.33)
Cumulative effect of change in
accounting principle, net of tax effect	(0.16)	—	(0.17)	(2.30)

Net earnings earnings (loss) per share	$(0.01)	$0.03	$(0.20)	$(2.63)

Average common shares outstanding:
Basic	7,141,730	7,256,152	7,181,356	7,244,934
Diluted	7,175,792	7,285,709	7,181,356	7,244,934

See accompanying notes to consolidated financial statements

Transport Corporation of America, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,

	2003	2002

Operating activities:
Net loss	$(1,401)	$(19,055)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	18,967	20,870
Cumulative effect of change in accounting
principle, net of tax effect	1,153	16,694
Impairment of revenue equipment	(278)	4,741
Gain on sale of property and equipment	(1,317)	(22)
Deferred income taxes	(2,122)	(1,829)
Changes in operating assets and liabilities:
Trade receivables	1,408	(3,469)
Lease and other receivables	1,928	1,407
Operating supplies	227	79
Prepaid expenses	(950)	(1,004)
Other assets	574	(706)
Accounts payable	1,993	(52)
Due to independent contractors	929	937
Accrued expenses	2,041	1,168

Net cash provided by operating activities	23,152	19,759

Investing activities:
Purchases of revenue equipment	(12,004)	(13,126)
Purchases of property and other equipment	(623)	(1,060)
Proceeds from disposition of property and equipment	5,675	10,550

Net cash used by investing activities	(6,952)	(3,636)

Financing activities:
Proceeds from issuance of common stock,
and exercise of options and warrants	18	297
Payments for repurchase and retirement of common stock	(460)	—
Proceeds from issuance of long-term debt	10,906	13,030
Principal payments on long-term debt	(25,867)	(12,655)
Proceeds from issuance of notes payable to bank	53,100	40,800
Principal payments on notes payable to bank	(55,600)	(57,800)
Change in net checks issued in excess of cash balances	1,703	(324)

Net cash used by financing activities	(16,200)	(16,652)

Net decrease in cash	—	(529)
Cash and cash equivalents, beginning of period	124	1,107

Cash and cash equivalents, end of period	$124	$578

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,246	$4,195
Income taxes	833	179
Supplemental schedule of noncash investing and financing activities:
Lease receivables from disposition of revenue equipment	$1,910	$1,165
Cumulative effect of change in accounting principle
Current maturities of long term debt	$13,000	$—
Purchases of property and other equipment	$(11,229)	$—

See accompanying notes to consolidated financial statements

TRANSPORT CORPORATION OF AMERICA, INC.

Notes to Consolidated Financial Statements
September 30, 2003 and 2002
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

The Company’s business is seasonal. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

        The following is an analysis of the Company’s asset impairment reserve accounts:

(Dollars in thousands)	Revenue equipment impairment

Balance as of December 31, 2001	$—
Initial Charge	4,741
Utilization	(2,782)
Change in estimate	(1,000)

Balance as of December 31, 2002	959
Utilization	(681)
Change in estimate	(278)

Balance as of September 30, 2003	$—

        During the fourth quarter of 2002, the Company established a new disposal program for an additional 400 trailers that will be disposed of in 2003. The pre-tax impairment charge on this disposal program was $1.0 million. The Company expects the remaining reserves to be utilized during 2003.

(Dollars in thousands)	Revenue equipment impairment

Balance as of December 31, 2001	$—
Initial Charge	1,000
Utilization	—

Balance as of December 31, 2002	1,000
Utilization	(528)

Balance as of September 30, 2003	$472

Stock-Based Employee Compensation

The Company has adopted the disclosure only provisions of SFAS No. 148 Accounting for Stock –Based Compensation – Transition and Disclosure. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of January 1, 2003. As of September 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings (loss), as reported	($ 46)	$254	($ 1,401)	($ 19,055)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects	(99)	(75)	(291)	(271)

Pro forma net earnings (loss)	($ 145)	$179	($ 1,692)	($ 19,326)

Earnings (loss) per share:
Basic—as reported	($ 0.01)	$0.04	($ 0.20)	($ 2.63)
Basic—pro forma	($ 0.02)	$0.02	($ 0.24)	($ 2.67)
Diluted—as reported	($ 0.01)	$0.03	($ 0.20)	($ 2.63)
Diluted—pro forma	($ 0.02)	$0.02	($ 0.24)	($ 2.67)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	41.1%	55.0%	40.1%	55.0%
Risk-free interest rate	3.9%	5.0%	3.9%	5.0%
Expected lives	8 years	10 years	8 years	10 years

Computation of Earnings (Loss) per Common Share (In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Earnings (loss) before cumulative effect
of change in accounting principle	$1,043	$254	$(248)	$(2,361)
Cumulative effect of change in
accounting principle, net of tax effect	(1,089)	—	(1,153)	(16,694)

Net earnings (loss)	$(46)	$254	$(1,401)	$(19,055)

Average number of common
shares outstanding	7,141,730	7,256,152	7,181,356	7,244,934
Dilutive effect of outstanding stock
options	34,062	29,557	—	—

Average number of common and common
equivalent shares outstanding	7,175,792	7,285,709	7,181,356	7,244,934

Net earnings (loss) per share – basic:
Before cumulative effect of change
in accounting principle	0.15	0.04	(0.03)	(0.33)
Cumulative effect of change in
accounting principle, net of tax effect	(0.16)	—	(0.17)	(2.30)

Net earnings (loss) per share	$(0.01)	$0.04	$(0.20)	$(2.63)

Net earnings (loss) per share – diluted
Before cumulative effect of change
in accounting principle	$0.15	$0.03	$(0.03)	$(0.33)
Cumulative effect of change in
accounting principle, net of tax effect	(0.16)	—	(0.17)	(2.30)

Net earnings (loss) per share	$(0.01)	$0.03	$(0.20)	$(2.63)

2.	Effect of New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” effective for fiscal years beginning after June 15, 2002. The rule requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. It has been determined that SFAS 143 applies to environmental disposal fees related to tractor and trailer tires. As a result of its adoption of SFAS No. 143 in the first quarter of 2003, the Company established a liability of $212,000 for the fair value of tire disposal fees. In addition, the Company recorded a prepaid asset related to tire disposal fees of $106,000 and a charge of $64,000, net of a tax benefit of $42,000, representing the cumulative effect of change in accounting principle. There was no significant change in the liability during the periods reported.

In 1999, the Company entered into a lease arrangement for its corporate office facility, which has been financed by a special purpose entity (“SPE”) sponsored by a bank. The SPE was not consolidated in the Company’s financial statements and the Company had accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases.” In conjunction with this arrangement, the Company has a residual value guarantee of up to $11.2 million, plus selling costs, if the Company does not exercise its purchase option and the property is sold for less than $13.0 million, the Asset Termination Value. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was initially effective in the first fiscal year or interim period beginning after June 15, 2003. On October 8, 2003, the FASB deferred the implementation date from interim periods beginning after June 15, 2003 to interim periods ending after December 15, 2003. The Company evaluated the treatment of this leasing arrangement under Interpretation No. 46 and concluded the pronouncement required the Company to record the asset and related liability in its financial statements. The Company elected early adoption and the prospective applications provisions of Interpretation No. 46, and accordingly, recorded an asset of $11.2 million, the related debt of $13.0 million, and a cumulative-effect adjustment of $1.1 million (net of tax benefit of $0.7 million).

3.	Pending Sale-leaseback arrangement

On September 29, 2003, the Company signed an agreement to sell its interest in the right to buy its corporate office building and lease back approximately two-thirds of the building that it currently occupies. The agreement is contingent on the buyer completing due diligence and securing financing for the transaction and is expected to close late in 2003 or early in 2004. The Company expects proceeds, net of commissions and other closing costs, of approximately $11.5 million. Concurrent with the closing, the Company expects to sign a 13-year lease with annual base rent of approximately $1.0 million for the first year with annual rent escalations of approximately 1.5% per annum.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2003 and 2002

Operating revenues, including fuel surcharges, were $64.1 million for the quarter ended September 2003, a decrease of 7.1% compared to $69.0 million for the same quarter of 2002. Fuel surcharges were $2.3 million and $1.5 million for the third quarters of 2003 and 2002, respectively, reflecting the effect of higher fuel costs in 2003. Excluding fuel surcharges, revenues decreased 8.5% when compared to the same period of 2002. The Company measures revenue before fuel surcharges, or “freight revenue,” in addition to operating revenue, because management believes removing this sometimes volatile source of revenue affords a more consistent basis for comparing results of operations from period to period. Operating revenues per mile, which includes fuel surcharges, were $1.32 per mile for the third quarter 2003 compared to $1.28 for the same quarter of 2002. Freight revenues per mile, which excludes fuel surcharges, were $1.27 per mile for the third quarter of 2003, compared to $1.25 for the same quarter of 2002. This increase in 2003 is primarily a result of lower deadhead miles and rate increases achieved with our customers. Equipment utilization, as measured by average operating revenues per tractor per week (including fuel surcharges), was $2,828 during the third quarter of 2003, compared to $2,808 for the same quarter of 2002. Equipment utilization, as measured by average freight revenues per tractor per week (excluding fuel surcharges), was $2,725 during the second quarter of 2003, compared to $2,746 for the same quarter of 2002. The deterioration in equipment utilization in 2003 reflects an increase in the number of unseated tractors, partially offset by lower deadhead miles, when compared to the same period of 2002.

At September 30, 2003, the Company’s fleet included 1,035 Company-owned tractors and 803 tractors provided by independent contractors compared to 1,117 Company-owned tractors and 821 tractors provided by independent contractors at September 30, 2002. At September 30, 2003, 161 tractors were either new but not placed in service or had been removed from service to be prepared for sale; accordingly, these tractors are not considered available and are not used in calculating equipment utilization. At September 30, 2002, 93 tractors were either new but not placed in service or had been removed from service to be prepared for sale and were not considered available. The increase in tractors not available in 2003 is due to the 2003 turn-in program being completed over a shorter time frame than in 2002, which has led to a backlog of units to be prepared for turn-in. This backlog is expected to be eliminated by the end of the fourth quarter 2003.

Salaries, wages, and benefits, as a percentage of operating revenues, were 26.6% for the third quarter of 2003, compared to 28.4% for the same quarter of 2002. The percentage decrease in 2003 is primarily a result of a lower proportion of miles driven by employee drivers, non-driver personnel reductions, and lower employee medical claims, partially offset by higher workers’ compensation expenses when compared to the same period of 2002.

Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 14.9%, compared to 14.0% for the same quarter of 2002. The increase in 2003 reflects higher fuel and maintenance costs, offset by a lower proportion of miles driven by company drivers, when compared to the same period of 2002.

Purchased transportation, as a percentage of operating revenues, was 35.8% for the third quarter of 2003 compared to 35.2% for the same quarter of 2002. The increase in 2003 reflects a higher proportion of miles driven by independent contractors, which is a result of the Company’s fleet reduction and implementation of a lease-to-own program with independent contractors.

Revenue equipment lease expenses, as a percentage of operating revenues, were 0.4% for the third quarter of 2003 compared to 0.4% for the same quarter of 2002, reflecting the Company’s use of operating leases for certain tractors acquired in 2002.

Depreciation and amortization, as a percentage of operating revenues, was 9.9% of operating revenues for the third quarter of 2003 compared to 9.8% for the same quarter of 2002. The expense decrease of $418,000, or 6.2%, is primarily a result of fewer tractors and trailers in 2003 as a result of the Company’s fleet reduction and implementation of a lease-to-own program with independent contractors, offset by increased depreciation on the corporate facility as a result of implementing FASB Interpretation No. 46.

Insurance, claims and damage expense, as a percentage of operating revenues, was 3.8% for the third quarter of 2003 compared to 3.7% for the same quarter of 2002. The expense decrease of $97,000, or 3.8%, is primarily the result of a lower incidence of accidents, partially offset be higher liability insurance premium expense and higher than expected costs to settle open claims in 2003.

Taxes and licenses, as a percentage of operating revenues was 1.7% for the third quarter of 2003 and 1.7% for the same quarter of 2002. The expense decrease of $70,000, or 5.9%, is primarily a result of a lower Company and independent contractor tractor count in 2003 compared to the same period of 2002.

Communication expense, as a percentage of operating revenues, was 0.9% for the third quarter 2003 versus 0.9% for the third quarter of 2002. The expense decrease of $69,000, or 10.9%, reflects the effect of favorable rates for communication services in 2003 combined with a lower company and independent contractor tractor count in 2003 compared to the same period of 2002.

Other general and administrative expense, as a percentage of operating revenues, was 3.5% in 2003 compared to 3.3% for the third quarter of 2002. The expense decrease of $24,000, or 1.0%, is a result of reduced building rent due to the implementation of FASB Interpretation No. 46 offset by increased software maintenance fees, increased driver training expenses, and increased security services at the Company’s maintenance facilities.

Gain on the disposition of property and equipment was $1.3 million in the third quarter 2003. On July 17, 2003, the Company sold a maintenance facility located in Clarksville, Indiana for net cash proceeds of $2.1 million and recorded a gain on the sale of the property of $1.3 million. Gain on the sale of revenue equipment in the third quarter 2002 was $14,000.

As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues) was 95.4% for the third quarter of 2003 compared to 97.3% for the same quarter of 2002.

Net interest expense, as a percentage of operating revenues, was 1.7% for the third quarter of 2003 compared to 1.9% for the same quarter of 2002. The decrease primarily reflects lower average debt balances in 2003 offset by increased interest expense for the corporate building due to the implementation of FASB Interpretation No. 46.

The effective tax rate was 43.7% for the third quarter of 2003 compared to 52.3% for the same quarter of 2002. Excluding taxes attributable to the Clarksville gain of $1.3 million, the effective tax rate was 56.8% for the third quarter of 2003 compared to 52.3% for the same period of 2002. The higher effective rate in 2003 compared to 2002 results from the effect of non-deductible items on the effective tax rate.

In 1999, the Company entered into a lease arrangement for its corporate office facility, which has been financed by a special purpose entity (“SPE”) sponsored by a bank. The SPE was not consolidated in the Company’s financial statements and the Company had accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases.” In conjunction with this arrangement, the Company has a residual value guarantee of up to $11.2 million, plus selling costs, if the Company does not exercise its purchase option and the property is sold for less than $13.0 million, the Asset Termination Value. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was initially effective in the first fiscal year or interim period beginning after June 15, 2003. On October 8, 2003, the FASB deferred the implementation date from interim periods beginning after June 15, 2003 to interim periods ending after December 15, 2003. The Company evaluated the treatment of this leasing arrangement under Interpretation No. 46 and concluded the pronouncement required the Company to record the asset and related liability in its financial statements. The Company elected early adoption and the prospective applications provisions of Interpretation No. 46, and accordingly, recorded an asset of $11.2 million, the related debt of $13.0 million, and a cumulative-effect adjustment of $1.1 million (net of tax benefit of $0.7 million).

Net loss was $46,000 for the third quarter of 2003 compared to net earnings of $254,000 for the same quarter of 2002.

Nine Months Ended September 30, 2003 and 2002

Operating revenues, including fuel surcharges, were $196.8 million for the nine months ended September 30, 2003, a decrease of 3.6% compared to $204.1 million for the same period of 2002. Fuel surcharges were $8.5 million and $2.9 million, for the first nine months of 2003 and 2002, respectively, reflecting the effect of higher fuel costs in 2003. Excluding fuel surcharges, revenues decreased 6.4% when compared to the same period of 2002. The Company measures revenue before fuel surcharges, or “freight revenue,” in addition to operating revenue, because management believes removing this sometimes volatile source of revenue affords a more consistent basis for comparing results of operations from period to period. Operating revenues per mile, which includes fuel surcharges, were $1.31 per mile for the first nine months of 2003, compared to $1.27 for the same period of 2002. Freight revenues per mile, which excludes fuel surcharges, were $1.26 per mile for the first nine months of 2003, compared to $1.25 for the same period of 2002. This increase in 2003 is primarily a result of lower deadhead miles and rate increases achieved with our customers. Equipment utilization, as measured by average operating revenues per tractor per week (including fuel surcharges) was $2,809 during the first nine months of 2003 compared to $2,714 for the same period of 2002. Equipment utilization, as measured by average freight revenues per tractor per week (excluding fuel surcharges) was $2,687 during the first nine months of 2003 compared to $2,675 for the same period of 2002. The improved equipment utilization in 2003 is primarily due to lower deadhead miles and a reduction in the tractor count compared to the same period of 2002 offset by a decrease in customer paid miles due to weaker freight volumes in the number of key markets, and slower than expected ramp up in new business.

Salaries, wages, and benefits, as a percentage of operating revenues, were 27.4% for the first nine months of 2003 compared to 29.5% for the same period of 2002. The percentage decrease in 2003 is primarily a result of a lower proportion of miles driven by employee drivers, non-driver personnel reductions, and lower employee medical claims, partially offset by higher workers’ compensation expenses when compared to the same period of 2002.

Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 15.3%, compared to 14.1% for the same period of 2002. The increase in 2003 primarily reflects higher fuel and maintenance costs offset by a lower proportion of miles driven by company drivers when compared to the same period of 2002.

Purchased transportation, as a percentage of operating revenues, was 35.8% for the first nine months of 2003 compared to 33.3% for the same period of 2002. The increase in 2003 reflects a higher proportion of miles driven by independent contractors, which is a result of the Company’s fleet reduction and implementation of a lease-to-own program with independent contractors.

Revenue equipment lease expenses, as a percentage of operating revenues, was 0.4% for the first nine months of 2003 compared to 0.3% for the same period of 2002. The increase reflects the Company’s use of operating leases for certain tractors acquired at the end of the first quarter of 2002.

Depreciation and amortization, as a percentage of operating revenues, was 9.6% of operating revenues for the first nine months of 2003 compared to 10.2% for the same period of 2002. The expense decrease of $1.8 million, or 9.0%, is primarily a result of fewer tractors and trailers in 2003 as a result of the Company’s fleet reduction and implementation of a lease-to-own program with independent contractors, offset by increased depreciation on the corporate facility as a result of implementing FASB Interpretation No. 46.

Insurance, claims and damage expense, as a percentage of operating revenues, was 4.5% for the first nine months of 2003 compared to 4.2% for the same period of 2002. The increase is primarily a result of higher liability insurance premium expense and higher than expected costs to settle open claims in 2003.

Taxes and licenses, as a percentage of operating revenues, was 1.7% for the first nine months of 2003 compared to 1.8% for the same period of 2002. The expense decrease of $341,000 or 9.0% is primarily a result of a lower company and independent contractor tractor count in 2003 compared to the same period of 2002.

Communication expense, as a percentage of operating revenues, was 0.8% for the first nine months of 2003 compared to 1.0% for the same period of 2002. The decrease reflects the effect of favorable rates for satellite communication services in 2003 combined with fewer tractors in the overall fleet.

Other general and administrative expense, as a percentage of operating revenues, was 3.7% for the first nine months of 2003 compared to 3.2% for the same period of 2002. The increase is a result of increased software maintenance fees, relocation and hiring expenses for certain key employees, increased security services at the Company’s maintenance facilities, and increased driver training expenses offset by reduced building rent due to the implementation of FASB Interpretation No. 46.

Impairment of revenue equipment was a credit to income of $278,000 or 0.1% of operating revenue in the first nine months of 2003 compared to an expense of $4.7 million, or 2.3% of operating revenues, in the first nine months of 2002. During March 2002 the Company initiated a plan to accelerate the disposal of approximately 260 tractors and 500 trailers. As a result of the change in utilization period and related estimated cash flows, the Company recorded a pre-tax $4.7 million impairment charge under SFAS No. 144 related to this disposition of revenue equipment. The estimated fair value of the revenue equipment was based on a combination of market quotes and independent appraisals of the equipment. The tractors identified for accelerated disposition represent over-the-road units not covered by manufacturer guaranteed residual value programs. The trailers to be disposed have been identified as being in excess of the Company’s needs. This initial impairment program was substantially completed during the first quarter 2003. An analysis of this initial impairment reserve demonstrated that the ultimate impairment on this disposal program was less than originally estimated. The reserve was reduced by $1.0 million in the fourth quarter of 2002 and further reduced by an additional $278,000 in the first quarter of 2003.

Gain on the disposition of property and equipment was $1.3 million in the third quarter 2003. On July 17, 2003, the Company sold a maintenance facility located in Clarksville, Indiana for net cash proceeds of $2.1 million and recorded a gain on the sale of the property of $1.3 million. Gain on the sale of revenue equipment for the nine months ended September 2002 was $22,000.

As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues) was 98.5% for the first nine months of 2003 compared to 100.0% for the same period of 2002.

Net interest expense, as a percentage of operating revenues, was 1.6% for the first nine months of 2003 compared to 2.1% for the same period of 2002. The decrease primarily reflects lower average debt balances in 2003 offset by increased interest expense on the corporate building due to the implementation of FASB Interpretation No. 46.

The effective tax rate was 16.2% for the first nine months of 2003 compared to 44.9% for the same period of 2002. The lower effective rate in 2003 compared to 2002 results primarily from the adjustment of year-to-date tax benefit from continuing operations to the computed rate of 16.2% as of September 30, 2003. The difference between the effective rate and statutory rates is due to the effect of non-deductible items in 2003 in relation to the fact that the Company’s year-to-date loss before income taxes and cumulative effect of change in accounting principle is near break-even.

Loss before the effect of a change of accounting principle was $0.2 million, or 0.1% of operating revenues, for the first nine months of 2003 compared to a net loss of $2.4 million, or 1.2% of operating revenues, for the same period of 2002.

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

In 1999, the Company entered into a lease arrangement for its corporate office facility, which has been financed by a special purpose entity (“SPE”) sponsored by a bank. The SPE was not consolidated in the Company’s financial statements and the Company had accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases.” In conjunction with this arrangement, the Company has a residual value guarantee of up to $11.2 million, plus selling costs, if the Company does not exercise its purchase option and the property is sold for less than $13.0 million, the Asset Termination Value. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was initially effective in the first fiscal year or interim period beginning after June 15, 2003. On October 8, 2003, the FASB deferred the implementation date from interim periods beginning after June 15, 2003 to interim periods ending after December 15, 2003. The Company evaluated the treatment of this leasing arrangement under Interpretation No. 46 and concluded the pronouncement required the Company to record the asset and related liability in its financial statements. The Company elected early adoption and the prospective applications provisions of Interpretation No. 46, and accordingly, recorded an asset of $11.2 million, the related debt of $13.0 million, and a cumulative-effect adjustment of $1.1 million (net of tax benefit of $0.7 million).

Net loss, including the cumulative effect of a change in accounting principle, for the first nine months of 2003 was $1.4 million compared to a net loss of $19.1 million for the same period of 2002.

Liquidity and Capital Resources

Net cash provided by operating activities for the first nine months of 2003 was $23.2 million compared to $19.8 million provided for the first nine months of 2002. The increase was primarily due to cash provided by an overall reduction in accounts receivable balances in 2003 compared 2002, and cash provided from increased accounts payable and accrued liabilities balances in 2003 compared to 2002, offset by lower depreciation in the first nine months 2003 compared the same period 2002.

Investing activities for the first nine months of 2003 consumed net cash of $7.0 million compared to $3.6 million net cash consumed by investing activities in 2002. Net proceeds from the trade-in of revenue equipment were lower for the first nine months of 2003 compared to the same period of 2002 due to an increase in the average age of tractors turned in during 2003 when compared to those turned in during 2002. In addition, the Company turned in fewer tractors in the first nine months of 2003 than it had during the same period of 2002 due to the timing of the disposals. The reduction in proceeds related to the tractor turn-in program is offset by proceeds of $2.1 million related to the sale of the Clarksville maintenance facility in 2003.

Financing activities for the first nine months of 2003 consumed $16.2 million compared to $16.7 consumed for the first nine months of 2002. Cash consumed in 2003 included payments on the Company’s credit facility of $2.5 million, net payments on long-term debt of $15.0 million, and $0.5 million for repurchase and retirement of common stock. At September 30, 2003, the Company had outstanding non-cancelable commitments of approximately $7.6 million for the purchase of revenue equipment, which will be partially offset by estimated proceeds of $4.4 million from used equipment trade-ins.

Working capital was negative $19.5 million at September 30, 2003, compared to negative $8.2 million at December 31, 2002. The decrease in working capital is primarily related to the Company’s adoption of FASB Interpretation No. 46 which required the Company to record an asset of $11.2 million and the related debt of $13.0 million. The entire $13.0 million debt is classified as current as the underlying debt agreement expires in April 2004. The Company has signed an agreement to sell this corporate office building and lease back approximately two-thirds of the building that it currently occupies. The agreement is contingent on the buyer completing due diligence and securing financing for the transaction and is expected to close late in 2003 or early in 2004. The Company relies primarily on its operating cash flows and available borrowings under its credit facility to satisfy its short-term capital and debt-service requirements.

The Company has a credit agreement for a secured credit facility with maximum combined borrowings and letters of credit of $30 million at September 30, 2003. Amounts actually available under the credit facility are limited by the

Company’s accounts receivable and certain unencumbered revenue equipment. In May 2003, the Company requested a reduction in this credit agreement from $40 million to $30 million in order to align amounts available based on the limits and reduce the bank commitment fee expense. The credit facility is used to meet working capital needs, purchase revenue equipment and other assets, and to satisfy letter of credit requirements associated with the Company’s self-insured retention arrangements. At September 30, 2003, there were outstanding borrowings and letters of credit of $0.0 million and $4.2 million, respectively, and the Company was in compliance with the financial covenants under the credit facility. At September 30, 2003, the Company had additional amounts available under its credit facility of $18.4 million. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, the credit facility, and other financing arrangements related to revenue equipment purchases.

On July 17, 2003, the Company sold a maintenance facility located in Clarksville, Indiana for net cash proceeds of $2.1 million and recorded a gain on the sale of the property of $1.3 million.

Regulations

The Federal Motor Carrier Safety Administration (FMCSA) of the U.S. Department of Transportation issued a final rule on April 24, 2003 that made several changes to the regulations that govern truck drivers’ hours of service. Under the new rules, loading / unloading delays and shipments that require multiple stop deliveries may be affected as the new rules may limit drivers’ available hours. The new rules become effective on January 4, 2004 and the Company is continuing to evaluate the new rules to determine the effect they may have on the Company’s operations, including the financial results of its operations.

Forward-looking Statements

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report, elsewhere in this Report, in future filings by the Company with the SEC, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts, are forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The following important factors, among other things, in some cases have affected and in the future could affect the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the highly competitive conditions that currently exist in the Company’s market and the Company’s ability to compete, (2) the Company’s ability to recruit, train, and retain qualified drivers, (3) increases in fuel prices, and the Company’s ability to recover these costs from its customers, (4) the impact of environmental standards and regulations on new revenue equipment, (5) changes in governmental regulations applicable to the Company’s operations, including the pending proposal related to hours of service (6) adverse weather conditions, (7) accidents, (8) the market for used revenue equipment, (9) changes in interest rates, (10) cost of liability insurance coverage, and (11) downturns in general economic conditions affecting the Company and its customers. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise or update any previously made forward-looking statements. Unanticipated events are likely to occur.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks with its $30 million credit agreement, of which $4.2 million was outstanding at September 30, 2003. The agreement bears interest at a variable rate, which was 5.0% at September 30, 2003. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase. Although the Company does not currently employ derivatives or similar instruments to hedge against increases in fuel prices, fuel surcharge provisions enable the Company to reduce the effects of price increases.

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

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

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

On July 23, 2003, the Company furnished to the SEC under Item 9 (regulation FD Disclosure) (1) a press release and conference call transcript regarding the registrant’s results of operations for the second quarter of 2003 and (2) a press release regarding the sale of its maintenance facility in Clarksville, IN.

On October 16, 2003, the Company furnished a Form 8-K to the SEC under Item 12 (Results of Operations and Financial Condition) a press release regarding the registrant’s results of operations for the third quarter of 2003.

On October 21, 2003, the Company furnished a Form 8-K to the SEC under Item 12 (Results of Operations and Financial Condition) a press release containing a transcript of the registrant’s investor conference call to discuss results of operations for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSPORT CORPORATION OF AMERICA, INC.
Date: November 7, 2003	/s/ Michael J. Paxton

Michael J. Paxton Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Keith R. Klein

Keith R. Klein Chief Financial Officer and Chief Information Officer (Principal Financial and Accounting Officer)