Form 10-K
period 2003-12-31
TRANSPORT CORPORATION OF AMERICA INC
filed 2004-03-18
CIK 809246

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

(Mark One)	FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): YES      NO   X  .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $26,821,590.

As of March 4, 2004, the Company had outstanding 7,035,849 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference: Portions of Transport Corporation of America, Inc.'s Proxy Statement for the 2003 Annual Meeting of Stockholders to be held May 27, 2004 are incorporated by reference into Part III of this Form 10-K to the extent described in such part.

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

        The Company carries out its business strategy by assigning an experienced marketing representative to each customer to tailor its services, and by providing a wide range of transportation services, including line-haul, multi-stop capability, regional and local operations, van trailers with and without refrigeration or temperature control, time-definite pickup and delivery, satellite-monitored transit, and information technology services. The Company also places operations personnel on-site at certain of its customer’s facilities to enhance its services. As part of its mission to serve the transportation and logistics needs of its mostly Fortune 500 customers, Transport America also provides dedicated transportation and logistic services.

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

        During 2003, the Company’s largest 5, 10, and 25 customers accounted for approximately 29%, 44%, and 63%, respectively, of operating revenues.

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

        Service Centers. In 2003, the Company utilized ten strategically located service centers to provide an added level of customer service and support. These facilities are located in close proximity to major population centers or customer locations, thereby enabling the Company to provide a large amount of equipment, and local customer-service representatives to work directly with customers on a day-to-day basis. The Company believes that its service centers allow it to maintain closer relationships with its driver workforce through on-site driver amenities and interactions with service- center personnel. In February 2003, the Company made a decision to close two of the service facilities that did not fit its network and did not provide an adequate return on invested capital. The Company sold one of these facilities in 2003, and recorded a gain on the sale of approximately $1.3 million. The proceeds from this sale were primarily used to reduce debt. The Company also eliminated redundant functions throughout its other service centers, and has increased its maintenance capabilities in other facilities to provide service to its owner operators, who represented approximately 45 percent of the total fleet in 2003. These actions provided approximately $0.5 million in cost savings during 2003 and are expected to save an additional $0.7 million in annualized savings in 2004.

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

        The Company has also implemented a lease-to-own program utilizing a limited number of tractors to attract and retain owner-operators. This program allows an owner-operator to lease tractors previously owned by the Company for a small down payment combined with a per-mile fee for rental and maintenance of the equipment. Ownership of the unit is transferred at the end of the lease term.

        Driver Work Environment. The market for professional truck drivers and independent contractors tightened significantly during 2003 and is expected to remain tight throughout 2004. The Company has implemented several programs to boost its recruiting efforts and increase the seated fleet percentage.

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

TRANSPORT CORPORATION OF AMERICA, INC.

        Compensation and Benefits. The Company’s compensation and benefits package has been structured to compensate drivers on the basis of miles driven and ancillary services performed, with increases in base compensation commensurate with length of service. Employee driver benefits include paid vacation days, health insurance, and a Company-funded 401(k) retirement plan. Performance bonuses are paid based upon on-time performance, accident-free driving experience, and a lack of workers’ compensation incidents. The Company believes its compensation and benefits package for employee drivers and independent contractors continue to rank in the upper quartile in the truckload industry.

        Recruiting and Training. The Company’s employee drivers are hired, and independent contractors are approved, in accordance with specific Company guidelines relating to safety records, prior work history, personal evaluation, accident and driving record verification, drug and alcohol screening, and a physical examination. The Company’s initial orientation and training seminar includes a review of all Company policies and operating requirements, written and road driving tests, defensive driving and safety skills, DOT compliance requirements, and the employee driver’s and independent contractor’s role in providing safe and efficient value-added service to customers. The Company operated a training school since 2000 as a means of enhancing its recruiting efforts and tailoring driver skills to match its specific needs. The school enabled persons new to the transportation industry to obtain a commercial driver’s license (“CDL”) and to complete an extensive training program before being assigned their own truck. The Company discontinued this training program in 2003 as it identified a more cost effective training system. The new training utilizes interactive software modules to train drivers on such topics as safety, compliance, the handling of hazardous materials, equipment operation, customer expectations, and Company policies. This training is conducted at the Company’s service centers and periodically at outside training facilities under contract with the Company. The Company also conducts driver meetings, publishes a newsletter, and conducts specific professional development training, including training to become an over-the-road driver instructor.

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

        As of December 31, 2003, the Company employed 930 student and professional employee drivers, 96 mechanics, 326 persons in operations, marketing, training, and administration, and had agreements with independent contractors who provided 713 tractors. The Company’s employees are not represented by any collective bargaining units, and the Company considers relations with its employees and independent contractors to be good.

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

TRANSPORT CORPORATION OF AMERICA, INC.

Revenue Equipment

        The Company operates a modern fleet of tractors and trailers. Tractors are typically replaced every 48 to 60 months, based on factors such as age and condition, current interest rates, the market for used equipment, and improvements in technology and fuel efficiency. The average age of the Company-operated tractors at December 31, 2003 was approximately 34 months.

        The Company has available a variety of trailers to meet customer requirements. At December 31, 2003, these included 4,808 dry vans, most of which are logistic capable and many of which are equipped with heaters, 126 refrigerated vans, and 40 flat beds. The trailer-to-tractor ratio of 2.9 allows the Company to provide its high-volume customers with extra trailers to accommodate loading and unloading, and to improve driver and asset utilization. Depending on market conditions, the Company generally replaces trailers after seven to ten years of service. The average age of in-service trailers at December 31, 2003, was approximately 66 months.

        The following table shows the model years of the Company tractors and trailers as of December 31, 2003:

Model Year	Tractors	Trailers
2004	250	—
2003	250	—
2002	254	—
2001	—	—
2000	211	1,044
1999	2	1,474
1998	30	992
1997	2	559
1996	—	783
1995 and prior	1	122

Total Company	1,000	4,974
Independent Contractor	713	—

Total available	1,713	4,974

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

TRANSPORT CORPORATION OF AMERICA, INC.

Executive Officers

        The executive officers of Transport America are as follows:

Name and Age	Position with Transport America
Michael J. Paxton (57)	Chairman of the Board since July 2002, and President and Chief Executive Officer of Transport America since November 2001. Mr. Paxton has served on the Board of Directors of Transport America since 1995. Mr. Paxton previously served as President and CEO of the Sunbeam Health and Safety Company (manufacturer of home safety and health products, a subsidiary of Sunbeam Corporation) from September 1998 to November 2001. Prior to that, he served as Chairman, President and CEO of O-Cedar Brands, Inc. (a household cleaning products company) from January 1996 to September 1998.
Keith R. Klein (40)
Chief Financial Officer of Transport America since July 1999, and Chief Information Officer since March 2001. From 1997 to July 1999, Mr. Klein was founder and owner of a financial consulting firm. From 1990 to 1997, he served in various positions at Deluxe Corporation, most recently as Vice President and Corporate Controller.
Craig A. Coyan (54)
Vice President of Sales and Marketing since July 2003. Prior to joining Transport America, Mr. Coyan served as Vice President of Sales - Southeast and Mexico, for Swift Transportation, Phoenix, AZ. Mr. Coyan began his transportation career in 1979 with Midwestern Distribution, and spent 16 years with M.S. Carriers in Memphis, TN, until the merger of Swift Transportation and M.S. Carriers in 2001.
Larry E. Johnson (59)	Vice President of Marketing Services since March 1999, and Director of Marketing Services from January 1995 to March 1999.
Ronald C. Kipp (57)
Vice President of Operations since October 2002. For 24 years from 1985 to 2002, Mr. Kipp served in various operations and sales positions with National, Inc. including most recently as Director of Business Development for Schneider a major business account from 2001 to 2002, and as Vice President of Sales for Schneider Specialized Carriers, Inc. from 1999 to 2001.
Christopher R. Licht (51)
Vice President of Safety and Risk Management since February 2003. From December 1996 to February 2003, Mr. Licht served in various safety and driver training roles at Covenant Transport, Inc., most recently as Senior Vice President of Safety from October 2000 to February 2003

TRANSPORT CORPORATION OF AMERICA, INC.

Available Information

The Company’s web site address is www.transportamerica.com. The Company has available on its web site annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practical after it electronically files such materials with, or furnishes it to, the SEC.

Item 2.        PROPERTIES

        The following chart provides information concerning the Company’s service centers and other facilities:

Service Centers and Other Facilities	Owned or Leased	Acreage	Square Footage

Atlanta, Georgia	Owned	16.2	14,860
Columbus, Ohio	Leased	*	*
Eagan, Minnesota (Terminal Drive)	Owned	14.9	17,500
Fontana, California	Leased	3.5	1,800
Grand Rapids, Minnesota	Leased	.2	140
Harrisburg, Pennsylvania	Leased	*	*
Janesville, Wisconsin	Owned	13.6	16,700
Kansas City, Missouri	Owned	10.0	14,862
North Jackson, Ohio	Owned	8.1	11,230
North Liberty, Iowa	Owned	13.0	15,150
Eagan, Minnesota (1715 Yankee Doodle Road)***	Leased	8.3	70,707
Garland, Texas****	Owned	9.2	32,000
Scottsburg, Indiana	Leased	6.0	14,073
Clarksville, Indiana	Leased	**
Spirit Lake, Iowa	Leased	**	6,000
*	This facility is shared with another company.
**	Office facility.
***	This facility was initially leased under a special purpose entity (“SPE”) sponsored by a bank. The SPE was not consolidated in the Company’s financial statements and the Company had accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”. In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which required the Company to record the asset and related liability in its financial statements. In December 2003, the Company sold its rights in this property and concurrent with the sale signed a thirteen-year operating lease for the two-thirds of the building the Company currently occupies.
****	Service center portion of this facility closed in February 2003.

TRANSPORT CORPORATION OF AMERICA, INC.

        At December 31, 2003, the Company’s rental payments for its leased facilities range from approximately $625 to $83,000 per month. The Company does not anticipate any difficulties renewing or continuing these leases.

        In addition to the properties listed above, Transport America leases parking and drop lot space at various locations.

Item 3.        LEGAL PROCEEDINGS

        The Company is routinely a party to litigation incidental to its business, primarily involving claims for workers’ compensation or for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance, which covers liability amounts in excess of retained liabilities from personal injury and property damage claims. The Company currently carries a total of $30 million liability insurance coverage per incident.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Price Range of Common Stock. The Company’s Common Stock is traded on the NASDAQ National Market under the symbol “TCAM”. The following table sets forth the high and low closing prices for the Company’s Common Stock, as reported by NASDAQ, for the periods indicated:

Period	High	Low
2003:
1st Quarter	$5.58	$5.00
2nd Quarter	6.19	5.00
3rd Quarter	6.23	5.53
4th Quarter	7.75	6.15
2002:
1st Quarter	$7.15	$5.75
2nd Quarter	7.39	5.00
3rd Quarter	6.86	4.88
4th Quarter	6.03	4.41

        Stockholders. As of March 4, 2004, the Company had 428 stockholders of record, including Depository Trust Company, which held of record 6,981,618 shares.

TRANSPORT CORPORATION OF AMERICA, INC.

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

TRANSPORT CORPORATION OF AMERICA, INC.

Item 6.        SELECTED FINANCIAL DATA

(In thousands, except share, per share and operating data)

	December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Operating revenues	$258,859	$273,227	$274,589	$290,611	$285,585
Operating expenses:
Salaries, wages and benefits	71,080	80,289	82,337	83,868	79,938
Fuel, maintenance and other expenses	38,933	38,903	40,657	42,725	33,174
Purchased transportation	91,516	91,706	86,791	91,724	96,263
Revenue equipment leases	1,069	841	86	232	2,543
Depreciation and amortization	25,104	27,474	30,039	29,237	25,715
Insurance, claims and damage	12,287	13,615	9,989	8,051	7,270
Taxes and licenses	4,556	4,986	5,222	4,989	5,249
Communications	2,194	2,576	2,718	3,336	3,307
Other general and administrative expenses	9,611	9,052	9,469	10,665	11,849
Impairment of revenue equipment	(549)	4,741	—	—	—
(Gain) loss on sale of property and equipment	(1,302)	(36)	318	(712)	(794)

Total operating expenses	254,499	274,147	267,626	274,115	264,514
Operating income (loss)	4,360	(920)	6,963	16,496	21,071
Interest expense, net	4,123	5,447	7,272	8,836	7,504

Earnings (loss) before income taxes and cumulative
effects of changes in accounting principle	237	(6,367)	(309)	7,660	13,567
Provision (benefit) for income taxes	163	(2,711)	43	2,987	5,291

Earnings (loss) before cumulative effect
of changes in accounting principle, net of tax effects	74	(3,656)	(352)	4,673	8,276
Cumulative effect of changes in accounting principle,
net of tax effects	(1,153)	(16,694)	—	—	—

Net earnings (loss)	($ 1,079)	($ 20,350)	($ 352)	$4,673	$8,276

Earnings (loss) per share - basic
Before cumulative effect of changes in accounting
principle, net of tax effects	$0.01	$(0.50)	$(0.05)	$0.56	$1.02

Net earnings (loss) per share - basic	$(0.15)	$(2.81)	$(0.05)	$0.56	$1.02

Earnings (loss) per share - diluted
Before cumulative effect of changes in accounting
principle, net of tax effects	$0.01	$(0.50)	$(0.05)	$0.46	$0.97

Net earnings (loss) per share - diluted	$(0.15)	$(2.81)	$(0.05)	$0.46	$0.97

Weighted average shares outstanding	7,171	7,243	7,197	8,317	8,142

Weighted average shares outstanding,
assuming dilution	7,204	7,243	7,197	10,069	8,570

Pretax margin	0.1%	(2.3%)	(0.1%)	2.6%	4.8%
Operating Data (company transported):
Tractors (at end of period)
Company	1,000	1,057	1,266	1,261	1,236
Independent contractor	713	836	724	743	811

Total	1,713	1,893	1,990	2,004	2,047
Trailers (at end of period)	4,974	5,436	5,890	6,010	6,119
Total miles (000's)	193,772	210,842	204,477	212,185	217,942
Average revenues per tractor per week(1)	$2,726	$2,714	$2,568	$2,633	$2,678
Average revenues per mile(1)	$1.27	$1.24	$1.27	$1.27	$1.27
Average empty mile percentage	10.3%	11.5%	12.7%	12.2%	12.1%
Average length of haul, miles	718	718	685	682	712
Average annual revenues per non-driver employee	$628,300	$592,600	$555,400	$549,100	$561,800
Balance Sheet Data (at end of period): (in thousands)
Total assets	$165,268	$181,875	$231,396	$256,656	$272,141
Total debt and capital lease obligations	54,920	69,483	92,451	118,519	126,918
Common stock with non-detachable put	—	—	—	—	20,268
Stockholders' equity	58,701	60,222	80,447	80,688	75,129
(1)	Excluding fuel surcharge revenue

TRANSPORT CORPORATION OF AMERICA, INC.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The primary business strategy of Transport America is to provide truckload carriage and logistics services throughout the United States and parts of Canada as an integral part of the supply chain system of its major customers. Operations are conducted primarily from the Company’s Eagan, Minnesota corporate offices, with maintenance and driver services at its ten terminal facilities located throughout the United States.

Organization of Financial Information

        This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the caption “Forward-Looking Statements” in Item 1 on page 28 of this Annual Report on Form 10-K.

        The consolidated financial statements and notes are presented in Item 8 of this Annual Report on Form 10-K. Included in the consolidated financial statements are the consolidated statements of operations, consolidated balance sheets, consolidated statements of cash flows, and consolidated statements of stockholders’ equity. The notes, which are an integral part of the consolidated financial statements, provide additional information required to fully understand the nature of amounts included in the consolidated financial statements.

Significant Transactions and Financial Trends

        Throughout these financial sections, you will read about significant transactions or events that materially contribute to or reduce earnings and materially affect financial trends. Significant transactions discussed in this Management’s Discussion and Analysis include impairment charges recorded in 2003 and 2002 related to the disposal of tractors and trailers and reductions of these impairment reserves during 2003 and 2002 when the ultimate impairment proved to be less than estimated; additional charges in 2003 and 2002 for increased claim settlement costs and growth in open claims; a gain resulting from the sale of a maintenance facility in 2003; the cumulative effect of a change in accounting principle as a result of adopting FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities” which required the Company to consolidate its interest in its corporate office facility and record the asset and related debt in the financial statement in 2003; the sale and leaseback of this corporate office facility in 2003; and the cumulative effect of a change in accounting principle as a result of adopting SFAS No. 142 “Goodwill and Other Intangible Assets,” which required the Company to record a goodwill impairment charge in 2002.

        These significant transactions result from unique facts and circumstances that likely will not recur with similar materiality or impact on continuing operations. While these items are important in understanding and evaluating financial results and trends, other transactions or events such as those discussed later in this Management’s Discussion and Analysis may also have a material impact. A complete understanding of these transactions and events is necessary in order to estimate the likelihood that these trends will continue.

TRANSPORT CORPORATION OF AMERICA, INC.

Significant Operating Trends

        Revenues, particularly in the latter half of the year, were negatively impacted by higher than expected unseated tractors (tractors owned by the Company for which no driver is available to assign) and the limited availability of owner operator capacity. While the hiring market has tightened significantly, the Company has taken actions that it expects will address these trends, including increasing driver pay rates.

        New Hours of Service (HOS) rules went into effect at the beginning of 2004 and the Company is committed to ensuring that its drivers do not bear the financial burden of the more restrictive limits on hours of service; accordingly, it has announced an increase in the accessorial pay for the drivers and has negotiated new accessorial charges for customer events that have the effect of decreasing asset and driver productivity. The Company is also proactively working with customers to eliminate inefficiencies in their supply chain network.

        The year 2003 was a year of significant change resulting from a rebuilding of the fundamentals of Transport America. The Company focused on achieving its strategic priorities of operational excellence, organizational excellence, and consistent profitable growth. The Company hired new leadership for its sales, operations, and risk management departments as well as in other key management positions in the company. The Company also made significant improvement in its business fundamentals throughout 2003, improving tractor and trailer utilization as measured by revenue per unit per week in spite of the higher number of unseated tractors during the latter half of the year and reducing the percentage of deadhead miles from 2002 levels.

        Ongoing cost reduction efforts continue to make Transport America more competitive and administrative productivity continued to improve in 2003. The Company initiated a broad cost reduction initiative across the organization and has reduced salaries and wages, maintenance costs, accident claim costs, depreciation and other general and administrative costs. Two service center facilities that did not fit the Company’s network were closed, one of these facilities was sold and the proceeds were used to further reduce debt. The Company eliminated redundant functions throughout other service centers and increased maintenance capabilities to provide maintenance services to its owner operators.

        The sales department successfully secured new opportunities that continue to drive density and balance in our network, and we are attaining increased freight rates as we better manage the network and customer mix. Finally, the Company has restructured its leasing arrangement for its corporate office facility, and significantly strengthened the balance sheet in 2003 by exceeding our debt reduction plan and eliminating under-productive assets.

TRANSPORT CORPORATION OF AMERICA, INC.

Outlook

         Looking forward, the Company expects the rate environment to remain strong throughout fiscal 2004. An improving economy and limited driver availability will continue to put pressure on truckload capacity. Sequentially, the Company has experienced four quarters in a row of increased rates and expects this trend to continue into 2004.

         The Company does expect some of its costs to increase in 2004. The tight driver market will put upward pressure on driver hiring expenses, insurance costs will continue to increase, and tractor replacements in 2004 will be required to comply with new EPA standards that will lead to increased depreciation expenses and reduced fuel efficiency.

        New hours of service rules came into effect in January 2004. The Company believes it is minimizing the impact of the new hours of service rules through proactive planning; however, the Company is unable to predict the ultimate impact of the new hours of service rules. These changes could have an adverse effect on the operations and profitability of the Company. Effective January 2004, the Company increased its accessorial charges to customers for multiple stop shipments and its rates for equipment detention. The Company also raised its driver stop pay and driver detention pay.

        The biggest challenge for the Company and the industry is seated capacity since the market for new drivers has tightened significantly. The Company has implemented several programs to boost its recruiting efforts and increase the seated fleet percentage.

Regulations

The Federal Motor Carrier Safety Administration (FMCSA) of the U.S. Department of Transportation issued a final rule on April 24, 2003 that made several changes to the regulations that govern truck drivers’ hours of service. Under the new rules, loading / unloading delays and shipments that require multiple stop deliveries may be affected as the new rules may limit drivers’ available hours. The new rules became effective on January 4, 2004 and the Company continues to evaluate the new rules to determine the effect they may have on its operations.

TRANSPORT CORPORATION OF AMERICA, INC.

Results of Operations

        The following table sets forth certain operating and other expense items as a percentage of operating revenues for the periods indicated:

	Years ended December 31,
(amounts in percents)	2003	2002	2001
Operating revenues	100.0	100.0	100.0
Operating expenses:
Salaries, wages, and benefits	27.5	29.4	30.0
Fuel, maintenance, and other expenses	15.0	14.2	14.8
Purchased transportation	35.4	33.6	31.6
Revenue equipment leases	0.4	0.3	—
Depreciation and amortization	9.7	10.1	11.0
Insurance, claims and damage	4.7	5.0	3.7
Taxes and licenses	1.8	1.8	1.9
Communications	0.8	0.9	1.0
Other general and administrative expenses	3.7	3.3	3.4
Impairment of revenue equipment	(0.2)	1.7	—
(Gain) loss on sale of property and equipment	(0.5)	—	0.1

Total operating expenses	98.3	100.3	97.5

Operating income (loss)	1.7	(0.3)	2.5
Interest expense, net	1.6	2.0	2.6

Earnings (loss) before income taxes and cumulative effect of
changes in accounting principle	0.1	(2.3)	(0.1)
Provision (benefit) for income taxes	0.1	(1.0)	—

Earnings (loss) before cumulative effect of changes in
accounting principle	(0.0)	(1.3)	(0.1)
Cumulative effect of changes in accounting principle,
net of tax effects	(0.4)	(6.1)	—

Net earnings (loss)	(0.4)	(7.4)	(0.1)

TRANSPORT CORPORATION OF AMERICA, INC.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

        Operating revenues, including fuel surcharges, were $258.9 million for the year ended December 31, 2003, compared to $273.2 million for the year ended December 31, 2002, a decrease of 5.2%. Fuel surcharges were $10.8 million and $5.3 million for the years ended December 31, 2003 and 2002, respectively, reflecting the effect of higher fuel costs in 2003. Excluding fuel surcharges, revenues decreased 7.4% when compared to 2002. Revenues in the latter half of the year were negatively impacted by lower than expected seated tractors and the limited availability of independent contractor capacity. Seated Company and independent contractor average tractor counts by quarter was as follows:

	Average Seated Company Tractors	Average Seated Independent Contractor Tractors	Total Average Seated Tractors

1st Quarter	960	847	1,807
2nd Quarter	919	841	1,760
3rd Quarter	838	798	1,636
4th Quarter	829	736	1,565

While the hiring market has tightened significantly, the Company has taken actions that it expects will address these trends, including increasing driver pay rates and accessorial compensation.

        The Company measures revenue excluding fuel surcharges, or “freight revenue,” in addition to operating revenue, because management believes removing this sometimes volatile source of revenue affords a more consistent basis for comparing results of operations from period to period. Operating revenues per mile, which includes fuel surcharges, were $1.32 per mile for 2003 compared to $1.27 for 2002. Freight revenues per mile, which excludes fuel surcharges, were $1.27 per mile for 2003, compared to $1.24 for 2002. The increase in 2003 is primarily a result of lower deadhead miles and rate increases achieved with our customers. Equipment utilization, as measured by average operating revenues per tractor per week (including fuel surcharges), was $2,846 during 2003, compared to $2,769 for 2002. Equipment utilization, as measured by average freight revenues per tractor per week (excluding fuel surcharges), was $2,726 during 2003, compared to $2,714 for 2002. The increase in equipment utilization in 2003 reflects lower deadhead miles, offset by a decrease in the number of seated tractors, when compared to the same period of 2002.

        At December 31, 2003, the Company’s fleet included 1,000 Company-owned tractors and 713 tractors provided by independent contractors compared to 1,057 Company-owned tractors and 836 tractors provided by independent contractors at December 31, 2002. At December 31, 2003, 178 tractors were unseated compared to 45 unseated tractors at December 31, 2002. The increase in unseated tractors in 2003 is due to difficulties in recruiting and retaining professional and student drivers.

TRANSPORT CORPORATION OF AMERICA, INC.

        Logistics revenues were $2.7 million and $5.7 million in 2003 and 2002, respectively. The majority of the decrease in logistics revenues is due to the elimination of a specific lane of business for a specific customer that did not fit our operating strategy. Profit contribution related to the logistics revenue was $0.5 million and $1.0 million in 2003 and 2002, respectively.

        During 2003, Company-owned tractors averaged 54.4% of all available tractors, compared to 59.0% in 2002, with the remaining portion of the tractor fleet provided by independent contractors. The shift from Company drivers to owner-operators is primarily due to the success of the Company's lease-to-own program. As a result of the change in mix as a percentage of the total fleet, independent contractors drove a greater proportion of miles in 2003 than in the prior year. Accordingly, certain expenses, as a percentage of revenues, shifted among several expense categories in 2003 when compared to 2002. At December 31, 2003 and 2002, respectively, the Company’s fleet included 1,000 and 1,057 Company-owned tractors, and 713 and 836 tractors owned by independent contractors.

        Salaries, wages and benefits expenses, as a percentage of operating revenues, were 27.5% for 2003 compared to 29.4% for 2002. The decrease reflects a lower percentage of miles driven by Company drivers, lower driver assessorial wages due to reduced stop-offs, detentions, and layovers; and a reduction in non-driver payroll expense in 2003, offset by higher workers’ compensation insurance and claims costs. The reduction in non-driver payroll is primarily the result of closing two service centers. Workers’ compensation claims expense was $3.4 million in 2003 compared with $3.1 million in 2002. New Hours of Service (HOS) rules went into effect on January 4, 2004, which will have a significant impact on the way the Company does business. The Company is committed to ensuring that its drivers do not bear the financial burden of the more restrictive limits on hours of service and has announced an increase in the accessorial pay for the drivers and it has negotiated new accessorial charges for the customer events that decrease asset and driver productivity. The Company is also proactively working with customers to eliminate inefficiencies in their supply chain network.

        Fuel, maintenance and other expenses, as a percentage of operating revenues, were 15.0% for 2003 compared to 14.2% for 2002. The increase is primarily a result of increased maintenance and tire replacement costs offset by a lower proportion of miles driven by Company drivers. The Company replaced 250 tractors during 2003 with Mercedes engines, as these engines were not subject to the new emission standards that went into effect for domestic engines produced in 2003. Management believes this proven technology will offer better fuel efficiency and reliability in its fleet. The majority of the tractor replacements in 2004 will require engines that meet the new emission standards. Management believes these engines will cost more to purchase and to operate.

        Purchased transportation, as a percentage of operating revenues, was 35.4% for 2003 compared to 33.6% for 2002. The increase reflects the higher proportion of miles driven by independent contractors in 2003 and higher pass-through of fuel surcharge revenues to independent contractors as a reflection of higher fuel costs.

TRANSPORT CORPORATION OF AMERICA, INC.

        Depreciation and amortization, as a percentage of operating revenues, was 9.7% for 2003, compared to 10.1% for 2002. The decrease is primarily a result of a reduction in the number of company owned tractors and trailers. In fiscal 2003, the Company owned an average of 1,016 tractors and 5,226 trailers. In fiscal 2002, the Company owned an average of 1,183 tractors and 5,739 trailers. The decrease in the number of tractors was the result of the Company’s plan to dispose of certain tractors that did not have manufacturer’s residual value guarantees. These tractors were used in the Company’s lease-to-own program, which allows independent contractors the opportunity to lease these used tractors from the Company and purchase them at the end of the lease term. The reduction in the trailer fleet is due to the identification of trailers in excess of the Company’s needs.

        Insurance, claims and damage expenses, as a percentage of operating revenues, were 4.7% for 2003, compared to 5.0% for 2002. The decrease is due to a reduction in the number and severity of accidents in 2003 compared to 2002, and to fourth quarter adjustments to increase accident and workers’ compensation reserves of $1.8 million in 2003 compared to fourth quarter adjustments of $2.6 million in 2002 as a result of increased claim settlement costs and growth in open claims, offset by higher premiums. Insurance, claims and damage expense was $12.3 million in 2003 compared to $13.6 million in 2002.

        Taxes and licenses, as a percentage of operating revenues, were consistent at 1.8% for 2003 and 2002.

        Communications expenses, as a percentage of operating revenues, were consistent at 0.8% for 2003 compared to 0.9% for 2002. Looking forward, the Company expects lower communication costs due to contract renegotiations for voice communications that go into effect in 2004.

        Other general and administrative expenses, as a percentage of operating revenues were 3.7% for 2003, compared to 3.3% for 2002. The increase is primarily a result of increased security costs at the service centers, employee-moving expenses, increased consulting fees, and increased software maintenance fees.

        Impairment of revenue equipment was a credit to income of $549,000 or 0.2% of operating revenue in 2003, compared to an expense of $4.7 million, or 1.7% of operating revenues in 2002. During March 2002, the Company initiated a plan to accelerate the disposal of approximately 260 tractors and 500 trailers. As a result of the change in the utilization period and the related estimated cash flows, the Company recorded a pre-tax $4.7 million impairment charge under Statement of Financial Accounting Standards (“SFAS”) No. 144 related to this disposition of revenue equipment. This initial impairment program was substantially completed during the first quarter 2003. An analysis of this initial impairment reserve demonstrated that the ultimate impairment on this disposal programs was less than originally estimated and the reserve was reduced by $1.0 million in the fourth quarter of 2002 and a further $278,000 in the first quarter of 2003. During the fourth quarter 2002, the Company established an additional disposal program for 400 trailers that it intended to dispose of in 2003. The impairment charge on this disposal program was estimated to be approximately $1.0 million. The ultimate impairment on this disposal programs was less than originally estimated by approximately $271,000; accordingly, this amount was reversed and recorded as income in the fourth quarter of 2003.

TRANSPORT CORPORATION OF AMERICA, INC.

        Gain on the disposition of property and equipment was $1.3 million in 2003 related primarily to the disposition of real estate property, compared to a gain of $36,000 in 2002.

        As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues) was 98.3% for 2003, compared to 100.3% for 2002.

        Net interest expense, as a percentage of operating revenues, was 1.7% for 2003, compared to 2.0% for 2002. The decrease reflects lower average outstanding debt balances during 2003.

        The effective tax expense rate for 2003 was 68.7%, compared to an effective tax benefit rate of 42.6% for 2002. The tax expense rate in 2003 is primarily a result of the effect of non-deductible items for tax purposes in relation to low pre-tax income. The 2002 tax benefit rate of 42.6% includes a 4.7% benefit due to a favorable adjustment related to tax contingency reserves.

        Net income before the effect of changes of accounting principle was $74,000, or 0.02% of operating revenues for 2003, compared to a net loss of $3.7 million, or 1.3% of operating revenues for 2002.

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

        In 1999, the Company entered into a lease arrangement for its corporate office facility, which has been financed by a special purpose entity (“SPE”) sponsored by a bank. The SPE was not consolidated in the Company’s financial statements and the Company had accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases.” In conjunction with this arrangement, the Company had a residual value guarantee of up to $11.2 million, plus selling costs, if the Company did not exercise its purchase option and the property was sold for less than $13.0 million, the Asset Termination Value. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was initially effective in the first fiscal year or interim period beginning after June 15, 2003. On October 8, 2003, the FASB deferred the implementation date for SPE’s from interim periods beginning after June 15, 2003 to interim periods ending after December 15, 2003. The Company evaluated the treatment of this leasing arrangement under Interpretation No. 46 and concluded the pronouncement required the Company to record the asset and related liability in its financial statements. The Company elected early adoption and the prospective application provisions of Interpretation No. 46, and accordingly, recorded an asset of $11.2 million, the related debt of $13.0 million, and a cumulative-effect adjustment to earnings of $1.1 million (net of tax benefit of $0.7 million).

TRANSPORT CORPORATION OF AMERICA, INC.

        Upon its adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company recorded a goodwill impairment charge of $16.7 million, net of tax benefit of $7.7 million benefit, as a cumulative effect of change in accounting principle in 2002. At December 31, 2001, the carrying value of goodwill, net of amortization, was $24.4 million.

        Net loss including the cumulative effect of changes in accounting principle was $1.1 million or 0.4% of operating revenues for 2003, compared to a net loss of $20.4 million or 7.4% of operating revenues for the year ended December 31, 2002.

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

        Operating revenues, including fuel surcharges, were $273.2 million for the year ended December 31, 2002, compared to $274.6 million for the year ended December 31, 2001, a decrease of 0.5%. Fuel surcharges were $5.3 million and $9.3 million for 2002 and 2001, respectively, reflecting the effect of lower fuel costs in 2002. The Company measures revenue before fuel surcharges, or “freight revenue,” in addition to operating revenue, because management believes removing this sometimes volatile source of revenue affords a more consistent basis for comparing results of operations from period to period. Excluding fuel surcharges, revenues increased 1.0% when compared to 2001. This increase reflects additional business with existing customers along with several significant new customer relationships offset by the loss of the Sears, Roebuck, and Co. business and continued pricing pressure from the market. Operating revenues per mile, which includes fuel surcharges, were $1.27 per mile for 2002 compared to $1.31 for 2001. Freight revenues per mile, which excludes fuel surcharges, were $1.24 per mile for 2002, compared to $1.27 for 2001. Equipment utilization, as measured by average operating revenues per tractor per week (including fuel surcharges), was $2,769 during 2002, compared to $2,660 for 2001. Equipment utilization, as measured by average freight revenues per tractor per week (excluding fuel surcharges), was $2,714 during 2002, compared to $2,568 for 2001. The increase in 2002 reflects higher miles per tractor per week and a lower percentage of empty miles driven, offset by a lower average rate per mile.

        Logistics revenues were $5.7 million and $6.2 million in 2002 and 2001, respectively. The decrease is due to the loss of certain logistics traffic when Sears, Roebuck and Co. gave notice to terminate their business with the Company.

        During 2002, Company-owned tractors averaged 59.0% of all available tractors, compared to 63.2% in 2001, with the remaining portion of the tractor fleet provided by independent contractors. The shift from Company drivers to owner-operators is primarily due to the success of the Company’s lease-to-own program. As a result, independent contractors drove a greater proportion of miles in 2002 than in the prior year. Accordingly, certain expenses, as a percentage of revenues, shifted among several expense categories in 2002 when compared to 2001. At December 31, 2002 and 2001, respectively, the Company’s fleet included 1,057 and 1,293 Company-owned tractors, and 836 and 724 tractors owned by independent contractors.

TRANSPORT CORPORATION OF AMERICA, INC.

        Salaries, wages and benefits expenses, as a percentage of operating revenues, were 29.4% for 2002, compared to 30.0% for 2001. The decrease reflects a lower percentage of miles driven by Company drivers, lower driver assessorial wages due to reduced stop-offs, detentions, and layovers, and a reduction in non-driver payroll expense in 2002, offset by higher workers’ compensation expenses. The reduction in non-driver payroll is the result of a full-year’s impact of personnel reductions made primarily in 2001. Efficiency as measured by average total revenues per non-driver employee was $593,000 for 2002 compared to $555,000 for 2001. Workers’ compensation claims expense was $3.1 million in 2002 compared with $2.1 million in 2001.

        Fuel, maintenance and other expenses, as a percentage of operating revenues, were 14.2% for 2002 compared to 14.8% for 2001. The decrease is primarily a result of fewer Company miles offset by increased toll and other fleet operating expenses.

        Purchased transportation, as a percentage of operating revenues, was 33.6% for 2002 compared to 31.6% for 2001. The increase reflects the higher proportion of miles driven by independent contractors in 2002 offset by a lower pass-through of fuel surcharge revenues to independent contractors as a reflection of lower fuel costs.

        Depreciation and amortization, as a percentage of operating revenues, were 10.1% for 2002, compared to 11.0% for 2001. The decrease is primarily a result of a reduction in the number of company owned tractors and trailers as well as the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” under which no amortization was recorded in 2002 and goodwill was entirely written off as a cumulative effect of an accounting change in the first quarter of 2002. Amortization of goodwill in 2001 was $1.1 million, or 0.4% of revenue.

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

        Other general and administrative expenses, as a percentage of operating revenues were 3.3% for 2002, compared to 3.4% for 2001. The decrease is primarily a result of a full-year’s benefit of expense reduction initiatives implemented throughout 2001. In addition, the Company incurred expenses of $0.6 million associated with management changes in the fourth quarter of 2001.

TRANSPORT CORPORATION OF AMERICA, INC.

        Impairment of revenue equipment was $4.7 million, or 1.7% of operating revenues. In the first quarter of 2002, the Company identified a group of 260 tractors and approximately 500 trailers that it intended to dispose within the next year. Accordingly, these assets were written down to their estimated fair value under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The tractors identified for accelerated disposition represent over-the-road units not covered by manufacturer guaranteed residual value programs. The trailers to be disposed had been identified as being in excess of the Company’s needs. While the company continued to dispose of these assets into the first quarter of 2003, an analysis of the initial impairment reserve demonstrated that the ultimate impairment on these disposal programs would be less than originally estimated by approximately $1.0 million and the reserve was reduced accordingly in the fourth quarter of 2002. During the fourth quarter, the Company established a new disposal program of an additional 400 trailers that would be disposed of over the course of the next year. The estimated impairment charge on this new disposal program was estimated to be approximately $1.0 million, which was recorded in the fourth quarter.

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

TRANSPORT CORPORATION OF AMERICA, INC.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 of the financial statements attached hereto. Other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined. Not all of these significant accounting policies require management to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used or changes in the estimate that are reasonably likely to occur from period to period would have a material impact on the presentation of the financial condition or results of operations. The Company’s critical accounting policies include the following:

Revenue Equipment, Property, and Other Equipment. Revenue equipment, property, and other equipment are recorded at cost. Depreciation, including amortization of capitalized leases, is computed using the straight-line basis over the estimated useful lives of the assets or the lease periods, whichever is shorter. As part of a purchase program with a tractor manufacturer, the Company has obtained residual value guarantees for a significant portion of its tractors. Management must make significant estimates regarding the useful lives and salvage values for purposes of depreciating tractors and trailers. A ten percent decrease in estimated salvage values on tractors and trailers would have decreased the Company’s net revenue equipment as of December 31, 2003 by approximately $2.0 million.

Estimated Liability for Insurance Claims. Management estimates accruals for the self-insured portion of pending accident liability, workers’ compensation, physical damage, and cargo damage claims. In the month claims are reported, the Company estimates and establishes a liability for its share of ultimate settlements using all available information, coupled with the Company’s history of such claims. Claim estimates are adjusted as additional information becomes available. The recorded expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims that have not been fully resolved. However, final settlement of these claims could differ materially from the amounts the Company has accrued at year-end. If the accident and property claims settlement experience worsened by ten percent, the estimated outstanding loss reserves as of December 31, 2003 would have needed to increase by approximately $1.0 million. If the workers’ compensation settlement experience worsened by ten percent the outstanding loss reserves as of December 31, 2003 would have needed to increase by approximately $0.2 million.

TRANSPORT CORPORATION OF AMERICA, INC.

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

Liquidity and Capital Resources

        Net cash provided by operating activities was $28.6 million, $29.2, and $37.3 million, for the years ended December 31, 2003, 2002, and 2001, respectively. During 2003, 2002, and 2001, the net change of operating assets and liabilities provided cash of $6.9 million, $3.3 million and $4.9 million, respectively. The primary changes in operating assets and liabilities relate to reduced accounts receivables as a result of lower revenues and ongoing collection efforts, reduced accounts payables, reduced lease receivables as independent contractors who participate in the Company’s lease to own program continue to make payments under the program, and increased accrued insurance, claims and damage expense.

Investing activities consumed cash of $11.3 million in 2003, including $10.5 million for the purchase of new revenue equipment, net of proceeds from the disposition of used revenue equipment, and $0.8 million for software development and purchases of other equipment. Investing activities consumed cash of $7.6 million in 2002, including $6.2 million for the purchase of new revenue equipment, net of proceeds for the disposition of used revenue equipment, and $1.4 million for software development and purchases of other equipment. Investing activities consumed cash of $7.1 million in 2001, including $5.4 million for the purchase of new revenue equipment, net of proceeds from the disposition of used revenue equipment, and $1.6 million for software development and purchases of other equipment. In 2003, 2002, and 2001, the Company acquired 250, 334, and 170 tractors, respectively and disposed of 318, 582, and 133 tractors, respectively. In addition, the Company disposed of 481, 459, and 135 trailers in 2003, 2002, and 2001, respectively.

Net cash consumed by financing activities in 2003 was $15.3million, including $2.5 million net repayments to the Company’s credit facility, $32.5 million for repayments of long-term debt, and $20.5 million from proceeds from the issuance of new long-term debt associated with new revenue equipment. Net cash consumed by financing activities in 2002 was $22.6million, including $16.5 million net repayments to the Company’s credit facility, $27.9 million for repayments of long-term debt, and $21.4 million from proceeds from the issuance of new long-term debt associated with new revenue equipment. Net cash consumed by financing activities in 2001 was $28.9million, including $41.2 million net repayments to the Company’s credit facility, $20.8 million for repayments of long-term debt, and $35.9 million from proceeds from the issuance of new long-term debt associated with new revenue equipment and the refinancing of certain used revenue equipment previously financed under the credit facility.

TRANSPORT CORPORATION OF AMERICA, INC.

At December 31, 2003, 2002 and 2001, the Company had $3.2 million, $0, and $6.7 million outstanding commitments for the purchase of revenue equipment, respectively.

        In 1997, the Board of Directors approved repurchasing up to 350,000 shares of the Company’s common stock. The Company repurchased 84,700 shares of its own common stock during 2003. As of December 31, 2003, the Company has repurchased 229,400 shares, leaving 120,600 shares available for repurchase under this authority. On March 10, 2004, the Board of Directors approved repurchasing an additional 500,000 shares of the Company’s common stock.

        Working capital was negative $33,000 at December 31, 2003, and negative $8.2 million at December 31, 2002. The Company relies primarily on its operating cash flows and available borrowings under its credit facility to satisfy its short-term capital and debt-service requirements.

        The Company has a credit agreement for a secured credit facility with maximum combined borrowings and letters of credit of $30 million. The credit agreement expires in October 2004. Amounts actually available under the credit facility are limited by the Company’s accounts receivable and unencumbered revenue equipment. In May 2003, the Company requested a reduction in this credit agreement from $40 million to $30 million in order to align amounts available based on the limits and reduce the bank commitment fee expense. At December 31, 2003, the Company had additional amounts available under its credit facility of $16.7 million based on available borrowing and collateral requirements. The credit facility is used to meet working capital needs, purchase revenue equipment and other assets, and to satisfy letter of credit requirements associated with the Company’s self-insured retention arrangements. At December 31, 2003, there were no outstanding borrowings against this credit facility. At December 31, 2003, the Company had outstanding letters of credit of $4.3 million against this credit facility. The credit agreement contains certain financial covenants, which include maintenance of a minimum net worth, maintenance of a consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and lease rental expenses, and maintenance of a minimum cash flow coverage ratio. The Company was in compliance with these covenants at December 31, 2003. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, the credit facility, and other borrowing arrangements related to revenue equipment purchases.

        The Company had outstanding subordinated debt originating from the repurchase of its shares that carried certain repurchase rights and were issued in connection with the 1998 acquisition of North Star Transport. The subordinated debt agreements, as renegotiated in 2001 and again in 2002, provided for repayment through a combination of fixed quarterly payments and variable quarterly payments based on actual pre-tax earnings through the maturity date of December 2005. In October 2002, a principal payment of $4.0 million was made to reduce the outstanding debt, as allowed by the second amendment. At December 31, 2002, there was $4.6 million of subordinated debt outstanding. Scheduled quarterly principal payments of $1.0 million were made through September 2003 to reduce the outstanding debt to $3.6 million. During December 2003, the remaining balance of the subordinated debt was paid off.

TRANSPORT CORPORATION OF AMERICA, INC.

Off-Balance Sheet Arrangements and Contractual Obligations

It is not the Company’s usual business practice to enter into off-balance sheet arrangements, except for off-balance sheet arrangements related to operating lease commitments and letters of credit for self-insured workers’ compensation reserves disclosed in the table of contractual obligations below. While it is not the Company’s normal policy to issue guarantees to third parties, the Company entered into lease arrangements in 2002 for revenue equipment that are classified as operating leases. The lease agreements are for terms of 48 months and contain TRAC (terminal rental adjustment clause) provisions, which require the Company to guarantee a termination value as a percentage of the original cost of the leased equipment at the lease termination date. The maximum potential amount the Company could be required to pay under the guarantee is $1.1 million.

        The following tables set forth the Company’s contractual obligations on balance sheet and off-balance sheet obligations as of December 31, 2003:

Payments Due by Period
(In thousands)

Contractual Obligations on Balance Sheet	Total	Less than one year	Years 2 and 3	Years 4 and 5	Year 6 and after

Long-term debt	$37,772	$8,843	$21,041	$7,888	$—
Capital leases	17,148	4,328	12,820	—	—

Total Balance Sheet Contractual Obligations	$54,920	$13,171	$33,861	$7,888	$—

Off-Balance Sheet Obligations	Total	Less than one year	Years 2 and 3	Years 4 and 5	Year 6 and after

Purchase Obligations for Revenue Equipment	$3,200	$3,200	$—	$—	$—
Operating leases	19,321	2,290	5,624	2,189	9,218
Letters of credit	4,300	4,300	—	—	—
Guarantees	1,100	—	1,100	—	—

Total Off-Balance Sheet Obligations	$27,921	$9,790	$6,724	$2,189	$9,218

Total Obligations	$82,841	$22,961	$40,585	$10,077	$9,218

        In 1999, the Company entered into a lease arrangement for its corporate office facility, which has been financed by a special purpose entity (“SPE”) sponsored by a bank. The SPE was not consolidated in the Company’s financial statements and the Company had accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases.” In conjunction with this arrangement, the Company had a residual value guarantee of up to $11.2 million, plus selling costs, if the Company did not exercise its purchase option and the property was sold for less than $13.0 million, the Asset Termination Value. As discussed more fully in Note 1 to the consolidated financial statements, the Company evaluated the treatment of this

TRANSPORT CORPORATION OF AMERICA, INC.

leasing arrangement under Interpretation No. 46 and concluded the pronouncement required the Company to record the asset and related liability in its financial statements. The Company elected early adoption and the prospective application provisions of Interpretation No. 46, and accordingly, recorded an asset of $11.2 million, the related debt of $13.0 million, and a cumulative-effect adjustment of $1.1 million (net of tax benefit of $0.7 million). The Company sold its rights in this property on December 23, 2003 and concurrent with the sale signed a thirteen-year lease for the two-thirds of the building the Company currently occupies. This transaction has been accounted for as a sale-leaseback and thus the related asset and long-term debt balances have been removed from the balance sheet.

Forward-looking Statements

        Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report, elsewhere in this Report, in future filings by the Company with the SEC, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts, are forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The following important factors, among other things, in some cases have affected and in the future could affect the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the highly competitive conditions that currently exist in the Company’s market and the Company’s ability to compete, (2) the Company’s ability to recruit, train, and retain qualified drivers, (3) increases in fuel prices, and the Company’s ability to recover these costs from its customers, (4) the impact of environmental standards and regulations on new revenue equipment, (5) changes in governmental regulations applicable to the Company’s operations, including the changes related to hours of service which went into effect on January 4, 2004, (6) adverse weather conditions, (7) accidents, (8) the market for used revenue equipment, (9) changes in interest rates, (10) cost of liability insurance coverage, and (11) downturns in general economic conditions affecting the Company and its customers. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise or update any previously made forward-looking statements. Unanticipated events are likely to occur.

Seasonality

        As is typical in the truckload industry, the Company’s operations fluctuate seasonally according to customer shipping patterns, which tend to peak in the summer and fall, then increase again after the holiday and winter seasons. Operating expenses also tend to be higher during the cold weather months, primarily due to lower fuel economy and increased maintenance costs.

TRANSPORT CORPORATION OF AMERICA, INC.

Inflation

        Many of the Company’s operating expenses are sensitive to the effects of inflation, which could result in higher operating costs. With the exception of fuel price increases in 2003 and 2002, the effects of inflation on the Company’s business have not been significant during the last three years. The Company has in place with the majority of its customers fuel surcharge provisions that allow the Company to partially recover additional fuel costs when fuel prices exceed a certain reference price per gallon.

Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and commodity prices.

Interest Rate Risk

        The Company is exposed to certain market risks with its $30 million credit agreement, of which $0 was outstanding at December 31, 2003. The agreement bears interest at a variable rate, which was 5.0% at December 31, 2003. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase.

Commodity Price Risk

        The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of December 31, 2003, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.        CONTROLS AND PROCEDURES

        The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities

TRANSPORT CORPORATION OF AMERICA, INC.

Exchange Act of 1934 (the “1934 Act”) as of December 31, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

        There have been no changes in internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information concerning the Company’s executive officers, reference is made to the information set forth under the caption “Executive Officers” located in Item 1 of this Form 10-K. For information concerning the Company’s directors and compliance by the Company’s directors, executive officers and significant stockholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, reference is made to the information set forth under the captions “Election of Directors” and “Beneficial Ownership of Common Stock,” respectively, in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2004, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 11.        EXECUTIVE COMPENSATION

        Reference is made to the information set forth under the caption “Executive Compensation and Other Information” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2004, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference, except to the extent stated therein.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Reference is made to the information set forth under the caption “Beneficial Ownership of Common Stock” and under “Executive Compensation and Other Information –Equity Compensation Plan Information” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2004, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

TRANSPORT CORPORATION OF AMERICA, INC.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the information set forth under the heading “Approval of Auditors – Audit Fees” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2004, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Form 10-K

1.	Consolidated Financial Statements

Form 10-K Page Reference

Index to Consolidated Financial Statements	F-1
Independent Auditors' Report	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7
2.	Consolidated Financial Statement Schedules

Consolidated Financial Statement Schedules Included in Part IV of this report:
Independent Auditors' Report on Schedule Included in Part IV of this report:	S-1
Schedule II - Valuation and Qualifying Accounts Included in Part IV of this report:	S-2
3.	Exhibits

Exhibit Number 3.1
Description

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

TRANSPORT CORPORATION OF AMERICA, INC.

on Form 8-A, as amended, filed with the SEC on February 27, 1997; to Exhibit 1 to the Company's Registration Statement on Form 8-K/A, filed with the SEC on June 29, 1998; and to Exhibit 1 to the Company's Registration Statement on Form 8-A/A, filed with the SEC on January 21, 2000).
10.1	Amended and Restated Credit Agreement dated as of October 5, 2001, among LaSalle Bank, N.A., Firstar Bank, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.2	1986 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 1996).
10.3	401(k) Retirement Plan (incorporated by reference to Exhibit 10.3 to the 1994 S-1).
10.4	Master Lease dated as of April 9, 1999, between the Company and ABN/AMRO Leasing, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.5	Agreement to terminate lease and assignment dated December 23, 2003, between the Company and ABN/AMRO Leasing, Inc. (filed herewith).
10.6	Lease termination agreement dated as of December 23, 2003, between the Company and ABN/AMRO Leasing, Inc. (filed herewith).
10.7	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.8	Form of Vehicle Lease and Independent Contractor Agreement (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1996).
10.9	Description of the terms of employment of Michael J. Paxton (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2001).
10.10	Supplement to Employment Offer and Change in Control Agreement between the Company and Keith R. Klein, dated December 31, 2001 (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2001).
10.11	Severance Agreement between the Company and Robert J. Meyers, dated January 31, 2002 (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2001).

TRANSPORT CORPORATION OF AMERICA, INC.

10.12	2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 2000).
10.13	1995 Stock Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1996).
10.14	Non-Plan, Non-Qualified Stock Option Agreement of Michael J. Paxton (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8, filed with the SEC on September 6, 2002).
10.15	Severance Agreement between the Company and Robert C. Stone, dated July 29, 2002 (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.16	Severance Agreement between the Company and Jeffrey P. Vandercook, dated October 17, 2002 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the quarter ended December 31, 2002).
10.17	Description of the terms of employment of Craig A. Coyan, with Addendum, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.18	Severance Agreement between the Company and Richard R. Lane, dated March 3, 2003 (filed herewith).
10.19	Description of the terms of employment of Ronald C. Kipp, dated October 3, 2002 (filed herewith).
10.20	Description of the terms of employment of Christopher R. Licht, dated January 27, 2003 (filed herewith).
21	Subsidiaries of the Registrant (filed herewith).
23.1	Independent Auditors' Consent (filed herewith).
31.1	Section 302 Certification of Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 (filed herewith).

TRANSPORT CORPORATION OF AMERICA, INC.

(b)	Reports on Form 8-K

On April 17, 2003, the Company filed a Form 8-K to furnish to the SEC under Item 9 a press release regarding the registrant's results of operations for the first quarter of 2003.

On July 23, 2003, the Company filed a Form 8-K to furnish to the SEC under Item 9 (1) a press release and conference call transcript regarding the registrant's results of operations for the second quarter of 2003 and (2) a press release regarding the sale of its maintenance facility in Clarksville, IN.

On October 16, 2003, the Company filed a Form 8-K to furnish to the SEC under Item 12 a press release regarding the registrant's results of operations for the third quarter of 2003.

On October 21, 2003, the Company filed a Form 8-K to furnish to the SEC under Item 12 a press release containing a transcript of the registrant's investor conference call to discuss results of operations for the third quarter of 2003.

On February 10, 2004, the Company filed a Form 8-K to furnish to the SEC under Item 12 a press release regarding the registrant's results of operations for the fourth quarter of 2003.

(c)	Exhibits

Reference is made to Item 15(a)3.

(d)	Schedules

Reference is made to Item 15(a)2.

TRANSPORT CORPORATION OF AMERICA, INC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSPORT CORPORATION OF AMERICA, INC. (“Registrant”)
Date: March 18, 2004	By: /s/ Michael J. Paxton
Michael J. Paxton Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date
/s/ Michael J. Paxton	March 18, 2004
Michael J. Paxton
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)
/s/ Keith R. Klein	March 18, 2004
Keith R. Klein
Chief Financial Officer and Chief Information Officer
(Principal Financial and Accounting Officer)
/s/ William D. Slattery	March 18, 2004
William D.Slattery, Director
/s/ Anton J. Christianson	March 18, 2004
Anton J. Christianson, Director
/s/ William P. Murnane	March 18, 2004
William P. Murnane, Director
/s/ Kenneth J. Roering	March 18, 2004
Kenneth J. Roering, Director

TRANSPORT CORPORATION OF AMERICA, INC.

TRANSPORT CORPORATION OF AMERICA, INC.

Independent Auditors’ Report

The Board of Directors and Stockholders
Transport Corporation of America, Inc.:

We have audited the accompanying consolidated balance sheets of Transport Corporation of America, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transport Corporation of America, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, on July 1, 2003.

/s/ KPMG LLP

Minneapolis, Minnesota
February 6, 2004, except for note 5,
   which is as of March 10, 2004

TRANSPORT CORPORATION OF AMERICA, INC.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
Assets	2003	2002
Current assets:
Cash and cash equivalents	$2,345	$124
Trade accounts receivable, net of allowance for doubtful
accounts of $766 in 2003 and $930 in 2002	24,978	28,374
Other receivables	1,200	1,942
Operating supplies - inventory	813	1,076
Deferred income tax benefit (note 7)	6,452	5,245
Prepaid expenses	2,894	1,852

Total current assets	38,682	38,613
Property and equipment:
Land, buildings, and improvements	16,237	17,643
Revenue equipment (note 1 and 9)	180,970	195,702
Other equipment	21,436	22,536

Total property and equipment	218,643	235,881
Less accumulated depreciation	(94,102)	(95,422)

Property and equipment, net	124,541	140,459
Other assets, net (note 2)	2,045	2,803

Total assets	$165,268	$181,875

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt (note 3)	$8,843	$15,907
Current maturities of capital lease obligations (note 9)	4,328	5,734
Accounts payable	3,526	4,427
Checks issued in excess of cash balances	1,066	1,404
Due to independent contractors	1,545	1,658
Accrued expenses (note 4)	19,407	17,708

Total current liabilities	38,715	46,838
Long-term debt, less current maturities (note 3)	28,929	30,575
Capital lease obligations, less current maturities (note 9)	12,820	17,267
Deferred income taxes (note 7)	26,103	26,973
Commitments and contingencies (note 1, 5 and 9)
Stockholders' equity (note 5):
Common stock, $.01 par value; 15,000,000 shares authorized;
7,141,730 and 7,219,831 shares issued and outstanding as of
December 31, 2003 and 2002, respectively	71	72
Additional paid-in capital	29,889	30,330
Retained earnings	28,741	29,820

Total stockholders' equity	58,701	60,222

Total liabilities and stockholders' equity	$165,268	$181,875

See accompanying notes to consolidated financial statements

TRANSPORT CORPORATION OF AMERICA, INC.

Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Years ended December 31,
	2003	2002	2001
Operating revenues	$258,859	$273,227	$274,589
Operating expenses:
Salaries, wages, and benefits	71,080	80,289	82,337
Fuel, maintenance, and other expenses	38,933	38,903	40,657
Purchased transportation	91,516	91,706	86,791
Revenue equipment leases	1,069	841	86
Depreciation and amortization	25,104	27,474	30,039
Insurance, claims and damage	12,287	13,615	9,989
Taxes and licenses	4,556	4,986	5,222
Communications	2,194	2,576	2,718
Other general and administrative expenses	9,611	9,052	9,469
Impairment of revenue equipment	(549)	4,741	--
(Gain) loss on sale of property and equipment	(1,302)	(36)	318

Total operating expenses	254,499	274,147	267,626

Operating income (loss)	4,360	(920)	6,963
Interest expense	4,312	5,571	7,306
Interest income	(189)	(124)	(34)

Interest expense, net	4,123	5,447	7,272

Earnings (loss) before income taxes and
cumulative effect of changes in accounting principle	237	(6,367)	(309)
Provision (benefit) for income taxes (note 7)	163	(2,711)	43

Earnings (loss) before cumulative effect of
changes in accounting principle	$74	$(3,656)	$(352)

Cumulative effect of changes in accounting
principle, net of tax effects (note 1)	$(1,153)	$(16,694)	--

Net loss	$(1,079)	$(20,350)	$(352)

Net earnings (loss) per share - basic:
Before cumulative effect of changes in accounting principle	$0.01	$(0.50)	$(0.05)
Net earnings (loss) per share	$(0.15)	$(2.81)	$(0.05)
Net earnings (loss) per share - diluted:
Before cumulative effect of changes in accounting principle	$0.01	$(0.50)	$(0.05)
Net earnings (loss) per share	$(0.15)	$(2.81)	$(0.05)

Average common shares outstanding:
Basic	7,171	7,243	7,197
Diluted	7,204	7,243	7,197

See accompanying notes to consolidated financial statements.

TRANSPORT CORPORATION OF AMERICA, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional paid-in capital	Retained earnings	Total stockholders' equity
	Shares	Amount

Balance, December 31, 2000	7,177,955	72	30,094	50,522	80,688
Common stock options,
warrants, and stock
purchase plan	25,860	—	111	—	111
Net loss	—	—	—	(352)	(352)

Balance, December 31, 2001	7,203,815	72	30,205	50,170	80,447
Common stock options,
warrants, and stock
purchase plan	54,016	—	306	—	306
Purchase and retirement
of common stock	(38,000)	—	(189)	—	(189)
Tax benefit related to
employee stock option
transactions	—	—	8	—	8
Net loss	—	—	—	(20,350)	(20,350)

Balance, December 31, 2002	7,219,831	72	30,330	29,820	60,222
Common stock options,
warrants, and stock
purchase plan	6,599	—	29	—	29
Purchase and retirement
of common stock	(84,700)	(1)	(470)	—	(471)
Net loss	—	—	—	(1,079)	(1,079)

Balance, December 31, 2003	7,141,730	$71	$29,889	$28,741	$58,701

See accompanying notes to consolidated financial statements.

TRANSPORT CORPORATION OF AMERICA, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2003	2002	2001
Operating activities:
Net loss	$(1,079)	$(20,350)	$(352)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	25,104	27,474	30,039
Effect of changes in accounting principle, net of tax	1,153	16,694	—
Effect of revenue equipment impairment charge	(549)	4,741	—
Loss (gain) on sale of property and equipment	(1,302)	(36)	318
Deferred income taxes	(1,353)	(2,641)	1,922
Changes in operating assets and liabilities
Trade receivables	3,396	(1,510)	4,415
Lease and other receivables	1,634	3,593	(1,029)
Operating supplies	263	120	48
Prepaid expenses	(936)	(51)	173
Other assets	2,074	(773)	(386)
Accounts payable	(901)	(1,446)	652
Due to independent contractors	(113)	162	(899)
Accrued expenses	1,487	3,213	1,968

Net cash provided by operating activities	28,878	29,190	36,869

Investing activities:
Purchases of revenue equipment	(19,677)	(21,606)	(13,469)
Purchases of property and other equipment	(827)	(1,443)	(1,613)
Proceeds from sales of equipment	9,190	15,433	8,024

Net cash used in investing activities	(11,314)	(7,616)	(7,058)

Financing activities:
Proceeds from issuance of common stock,
and exercise of options and warrants	29	314	111
Payments for purchase and retirement of common stock	(471)	(189)	—
Proceeds from issuance of long-term debt	20,463	21,393	35,918
Principal payments on long-term debt	(32,526)	(27,861)	(20,836)
Proceeds from issuance of notes payable to bank	60,100	57,400	94,600
Principal payments on notes payable to bank	(62,600)	(73,900)	(135,750)
Change in net checks issued in excess of cash balances	(338)	286	(2,981)

Net cash used in financing activities	(15,343)	(22,557)	(28,938)

Net increase (decrease) in cash	2,221	(983)	873
Cash and cash equivalents, beginning of year	124	1,107	234

Cash and cash equivalents, end of year	$2,345	$124	$1,107

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$4,120	$5,411	$6,977
Income taxes, net	1,354	199	(656)
Supplemental Schedule of noncash investing and financing activities:
Lease receivables from disposition of revenue equipment	$2,208	$3,945	$—

See accompanying notes to consolidated financial statements.

TRANSPORT CORPORATION OF AMERICA, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2003, 2002, and 2001

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

Principles of Consolidation
The consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries, TA Logistics, Inc., FV Leasing Company, TCA of Ohio, Inc., and Transport International Express, Inc. ("TIE"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Lease Receivables
The Company has lease receivables for equipment leased to drivers and recorded as direct-finance capital leases. At December 31, 2003, approximately $1.7 million is included in other receivables and $0.3 million is included in Other Assets. Deferred interest income is recorded at the time of lease inception and amortized over the life of the lease.

Revenue Equipment, Property, and Other Equipment
Revenue equipment, property, and other equipment are recorded at cost. Costs for repairs and maintenance are charged to operations. Depreciation, including amortization of capitalized leases, is computed using the straight-line basis over the estimated useful lives of the assets or the lease periods, whichever is shorter. At December 31, 2003, the Company had $3.2 million outstanding commitments for the purchase or lease of revenue equipment in 2004.

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

During March 2002, the Company initiated a plan to accelerate the disposal of approximately 260 tractors and 500 trailers. As a result of the change in utilization period and related estimated cash flows, the Company recorded a pre-tax $4.7 million impairment charge under Statement of Financial Accounting Standards (“SFAS”) No. 144 related to this disposition of revenue equipment. The estimated fair value of the revenue equipment was based on a combination of market quotes and independent appraisals of the equipment. The tractors identified for accelerated disposition represent over-the-road units not covered by manufacturer guaranteed residual value programs. The trailers to be disposed were identified as being in excess of the Company’s needs. Subsequently, an analysis of the initial impairment reserve demonstrated that the ultimate impairment charge on this disposal program was less than originally estimated and the reserve was reduced by $1.0 million in the fourth quarter of 2002 and a further $278,000 in the first quarter of 2003. This disposal program was completed during the second quarter 2003.

TRANSPORT CORPORATION OF AMERICA, INC.

The following is an analysis of the Company’s asset impairment reserve accounts:

(Dollars in thousands)	Revenue equipment impairment

Balance as of December 31, 2001	$—

Initial Charge	4,741
Utilization	(2,782)
Change in estimate	(1,000)

Balance as of December 31, 2002	959
Utilization	(681)
Change in estimate	(278)

Balance as of December 31, 2003	$—

During the fourth quarter of 2002, the Company established a new disposal program of an additional 400 trailers that were disposed of in 2003. The pre-tax impairment charge on this new disposal program was approximately $1.0 million. Subsequently, an analysis of this impairment reserve demonstrated that the ultimate impairment charge on this disposal program was less than originally estimated and the reserve was reduced by $271,000 in the fourth quarter of 2003. This disposal program was completed during the fourth quarter 2003.

(Dollars in thousands)	Revenue equipment impairment

Balance as of December 31, 2001	$—

Initial Charge	1,000
Utilization	—

Balance as of December 31, 2002	1,000
Utilization	(729)
Change in estimate	(271)

Balance as of December 31, 2003	$—

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

TRANSPORT CORPORATION OF AMERICA, INC.

The following table reflects the consolidated results, adjusted as though the adoption of SFAS No. 142 occurred as of the beginning of the year ended December 31, 2001:

(Dollars in thousands, except per share amounts)	Year ended December 31,
	2003	2002	2001
Net (loss) earnings:
As reported	$(1,079)	$(20,350)	$(352)
Goodwill amortization, net of tax	—	—	669

Adjusted net (loss) earnings:	$(1,079)	$(20,350)	$317

Net (loss) earnings per share - basic:
As reported	$(0.15)	$(2.81)	$(0.05)
Goodwill amortization, net of tax	—	—	0.09

Adjusted basic net (loss) earnings per share	$(0.15)	$(2.81)	$(0.04)

Net (loss) earnings per share - diluted:
As reported	$(0.15)	$(2.81)	$(0.05)
Goodwill amortization, net of tax	—	—	0.09

Adjusted diluted net (loss) earnings per share:	$(0.15)	$(2.81)	$0.04

A roll-forward of goodwill for the years ended December 31 is as follows:

(Dollars in thousands, except per share amounts)	Year ended December 31,
	2003	2002	2001

Balance at beginning of year	$—	$24,366	$25,462
Goodwill amortization	—	—	1,096
Impairment charge	—	(24,366)	—

Balance at end of year	$—	$—	$24,366

Prior to adoption of SFAS No. 142, goodwill represented the excess of purchase price over fair value of net assets acquired, and was amortized on a straight-line basis over 25 years. Amortization expense charged to operations for 2001 was $1.1 million.

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

Estimated Liability for Insurance Claims
The Company maintains automobile, general, cargo, and workers’ compensation claim liability insurance coverage under both deductible and retrospective rating policies. The Company maintains a self-insurance program with a qualified department of Risk Management professionals.

For the policy year from January to December 2002, the Company assumed liability for claims up to $1.0 million, plus administrative expense, for each occurrence involving personal injury or property damage. The Company was also responsible for the first $600,000 aggregate for claims occurring in the layer between $1.0 million and $5.0 million. Liability for claims in excess of the self-insured retention, if it occurred, was covered under premium-based policies with reputable insurance companies to coverage levels that management considers adequate. For the policy period from January to October 2003, the Company assumed liability for the first $750,000 per occurrence, plus an additional 25% pro-rata share on the layer between $750,000 and $3.0 million, plus administrative expenses, for each occurrence involving personal injury or property damage. Liability for claims in excess of the self-insured retention, if it occurred, was covered under premium-based policies with reputable insurance companies to coverage levels that management considers adequate. The Company has renewed these same terms for the policy year beginning November 2003.

The Company has assumed responsibility for workers’ compensation and has obtained insurance for individual claims above $250,000 per occurrence. Under these insurance arrangements, the Company maintains $4.3 million in letters of credit as of December 31, 2003.

The Company accrues for health insurance claims reported, as well as for claims incurred but not reported, based upon the Company’s past experience. The Company has obtained insurance for individual claims above $175,000 per participant, and is subject to a maximum aggregate exposure of $5.9 million.

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

TRANSPORT CORPORATION OF AMERICA, INC.

Stock-Based Employee Compensation
The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (Statement No. 148). Statement No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123). As of December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 5. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123:

In thousands except per share amounts

	2003	2002	2001
Net earnings (loss):
As reported	$(1,079)	$(20,350)	$(352)

Pro forma	$(1,452)	$(20,704)	$(677)

Net basic earnings (loss) per share:
As reported	$(0.15)	$(2.81)	$(0.05)

Pro Forma	$(0.20)	$(2.86)	$(0.09)

Net diluted earnings (loss) per share:
As reported	$(0.15)	$(2.81)	$(0.05)

Pro Forma	$(0.20)	$(2.86)	$(0.09)

The above pro forma amounts may not be representative of the effects on reported net (loss) earnings for future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001:

	2003	2002	2001
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	40.0%	55.0%	66.0%
Risk-free interest rate	3.9%	5.0%	5.0%
Expected lives	8 years	10 years	10 years
Weighted average fair value of options granted	$ 2.98	$ 4.04	$ 3.34

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

Diluted net earnings per share is computed by dividing net earnings by the weighted average number of potential common shares outstanding, assuming exercise of dilutive stock options. The potential common shares are computed using the treasury stock method based upon the average market price of the Company’s stock during each period. The company had net earnings before cumulative effect of change in accounting principle for the year ended December 31, 2003 so the effects of potential common shares were included in the calculation to the extent their impact was dilutive. Because the company suffered net losses for the year’s ended December 31, 2002, and 2001, the effects of potential common shares were not included in the calculation as their effects would be anti-dilutive. Stock options outstanding at December 31, 2003, 2002 and 2001 and excluded from the calculation totaled 510,603, 520,159, and 442,018, respectively.

Computation  of Earnings (Loss) per Common Share
(In thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Net earnings (loss)	$(1,079)	$(20,350)	$(352)

Average number of common
shares outstanding	7,171,368	7,242,893	7,196,899
Dilutive effect of outstanding stock
options and warrants	32,322	—	—

Average number of common and common
equivalent shares outstanding	7,203,690	7,242,893	7,196,899

Basic earnings (loss) per share	$(0.15)	$(2.81)	$(0.05)
Diluted earnings (loss) per share	$(0.15)	$(2.81)	$(0.05)

TRANSPORT CORPORATION OF AMERICA, INC.

Fair Value of Financial Instruments
The carrying value of the Company’s financial assets and liabilities, excluding debt, approximates fair value because of their short-term nature. The fair value of the Company’s revenue equipment debt, if recalculated based on current interest rates at December 31, 2003, would approximate $54.8 million compared with a carrying value of $54.9 million. At December 31, 2002, it approximated $62.1 million, compared with a carrying value of $62.4 million.

Statements of Cash Flows For purposes of the statements of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

New Accounting Pronouncements
In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company applied the provisions of SFAS No. 146 for exit and disposal activities initiated after December 31, 2002, as required. The adoption of this new accounting standard did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosure requirements for obligations by a guarantor under certain guarantees, as well as requiring the recording of certain guarantees issued or modified after December 31, 2002. The company adopted the provisions of FIN 45 during the first quarter of fiscal 2003, as required. The adoption of this new accounting standard did not have a material impact on the Company’s financial statements.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” effective for fiscal years beginning after June 15, 2002. The standard requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. It has been determined that SFAS 143 applies to environmental disposal fees related to tractor and trailer tires. As a result of its adoption of SFAS No. 143 in the first quarter of 2003, the Company established a liability of $212,000 for the fair value of tire disposal fees. In addition, the Company recorded a prepaid asset related to tire disposal fees of $106,000 and a charge of $64,000, net of a tax benefit of $42,000, representing the cumulative effect of the change in accounting principle.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”(FIN 46), which requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting

TRANSPORT CORPORATION OF AMERICA, INC.

interests. A variable interest entity is generally defined as an entity where its equity is inadequate to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation were initially effective in the first fiscal year or interim period beginning after June 15, 2003. On October 8, 2003, the FASB deferred the implementation date from interim periods beginning after June 15, 2003 to interim periods ending after December 15, 2003 (or later, in certain circumstances). The Company elected early adoption and the prospective application provisions of Interpretation No. 46 during the quarter ended September 30, 2003. In 1999, the Company entered into a lease arrangement for its corporate office facility, which has been financed by a special purpose entity (“SPE”) sponsored by a bank. The SPE was not consolidated in the Company’s financial statements and the Company had accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases.” In conjunction with this arrangement, the Company had a residual value guarantee of up to $11.2 million, plus selling costs, if the Company did not exercise its purchase option and the property was sold for less than $13.0 million, the Asset Termination Value. The Company evaluated the treatment of this leasing arrangement under Interpretation No. 46 and concluded the pronouncement required the Company to record the asset and related liability in its financial statements; accordingly, the Company recorded an asset of $11.2 million, the related debt of $13.0 million, and a cumulative-effect charge adjustment of $1.1 million (net of tax benefit of $0.7 million) in the third quarter of 2003.

(2)	Other Assets

Other assets at December 31, 2003 primarily include long-term lease receivables and equipment of $0.7 million and capitalized tires of $0.7 million. Other assets at December 31, 2002 primarily include long-term lease receivables of $1.4 million and capitalized tires of $1.0 million.

(3)	Credit Facility and Long-Term Debt

The Company has a credit agreement for a secured credit facility with maximum combined borrowings and letters of credit of $30 million. Amounts actually available under the credit facility are limited by the Company’s accounts receivable and unencumbered revenue equipment. At December 31, 2003, there were outstanding borrowings and letters of credit of $0 and $4.3 million, respectively. Net of actual outstanding borrowings and letters of credit at December 31, 2003, the Company had available additional borrowings of $16.7 million. The credit agreement expires in October 2004. At December 31, 2003, the interest rate on outstanding borrowings was 5.0%.

TRANSPORT CORPORATION OF AMERICA, INC.

The credit agreement contains certain financial covenants, which include maintenance of a minimum net worth, maintenance of a consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and lease rental expenses, and maintenance of a minimum cash flow coverage ratio. The Company was in compliance with these covenants at December 31, 2003.

The following is a summary of data relating to the credit facility:

In thousands	Years ended December 31,

	2003	2002
Outstanding balance at year end	$—	$2,500
Average amount outstanding	1,165	9,500
Maximum amount outstanding	5,600	19,000
Weighted average interest rate during the year	5.08%	5.15%
Commitment fee on unused balances	0.40%	0.40%

In 1998, as part of its acquisition of North Star, the Company issued 1.2 million shares of common stock with a non-detachable put option. In January 2000, 45,000 shares of this were converted to common stock. In December 2000, the Company repurchased the remaining 1,155,000 shares for $11.7 million of subordinated debt and $7.8 million in cash. In September 2001, and again in October 2002, the Company renegotiated and amended the terms of this subordinated debt. The debt was payable through fixed quarterly payments and variable quarterly payments based on actual earnings. In October 2001 proceeds of $1.4 million received from the sale of the Company’s previous headquarters were used to reduce the outstanding debt as required by the agreement. In October 2002, another principal payment of $4.0 million was made to reduce the outstanding debt to $4.6 million, as allowed by the second amendment. Scheduled quarterly principal payments of $1.0 million were made through September 2003 to reduce the outstanding debt to $3.6 million. During December 2003, the remaining balance of the subordinated debt was paid off.

TRANSPORT CORPORATION OF AMERICA, INC.

Long-term debt consists of the following:

In thousands	December 31,
	2003	2002
Notes payable to banks and other financial institutions with maturities through August 2006, secured by certain revenue
equipment with interest rates ranging from 3.5% to 7.3%	$37,772	$39,382
Subordinated notes with maturities through December 2005
and interest rate of 7.0%	—	4,600
Secured credit facility	—	2,500

Total long-term debt	37,772	46,482
Less current maturities of long-term debt	8,843	15,907

Long-term debt, less current maturities	$28,929	$30,575

The aggregate annual maturities of long-term debt at December 31, 2003, are as follows:

In thousands Years ended December 31,	Amount
2004	8,843
2005	8,982
2006	12,059
2007	7,888
2008	—

Total	$37,772

The carrying value of assets pledged as collateral against the notes payable includes revenue equipment totaling $42.4 million at December 31, 2003. The carrying value of assets pledged as collateral against the secured credit facility includes revenue equipment totaling $11.1 million and accounts receivable totaling $24.7 million.

(4)	Accrued Expenses

Accrued expenses are as follows:

In thousands	December 31,
	2003	2002
Salaries, wages and benefits	$3,246	$4,135
Insurance, claims and damage	10,063	8,160
Insurance, medical and dental	1,710	1,773
Workers compensation	2,478	1,840
Taxes	1,353	1,170
Interest	44	309
Other	513	321

Total	$19,407	$17,708

TRANSPORT CORPORATION OF AMERICA, INC.

(5)	Stockholders’Equity

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

During 2003, 2002, and 2001, employees purchased 5,148, 8,636, and 15,898 shares, respectively, at average prices of $4.28, $4.67, and $3.71, per share, respectively, under the Plans.

TRANSPORT CORPORATION OF AMERICA, INC.

TA Rewards Program
The Company had an incentive program to reward employee drivers and independent contractor drivers who achieve certain performance and safety goals. Under this program, drivers were awarded points on a quarterly basis for achieving their safety and performance goals. Drivers could redeem these points for various rewards, including shares of the Company’s common stock.

In 1998, the Board approved the TA Rewards Program – Stock Component (“TA Rewards”). TA Rewards provides for the issuance of up to 100,000 shares of the Company’s common stock for driver redemptions of their TA Rewards points. During 2003, 2002 and 2001, 1,451, 6,654 and 9,962 common shares, respectively, were issued under this program. The TA Rewards program was terminated on December 31, 2002. Eligible participants had until December 31, 2003 to redeem points. As of December 31, 2003, points to earn 1,899 shares were redeemed.

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

These option plans allow for the grant of up to 725,000 shares. In July 2001 the Board approved an amendment to the 1995 Plan increasing the number of authorized shares by 325,000, which was approved by the stockholders at the Company’s Annual Meeting of Stockholders on May 28, 2002. Options generally vest in cumulative annual increments over periods from one to four years and expire five or ten years from date of issuance. At December 31, 2003, the exercise prices of outstanding options ranged from $4.53 to $14.06 with a weighted average contractual life of approximately 6.5 years.

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

		Outstanding options		Exercisable options
Exercise price range	Number	Weighted average remaining contractual life	Weighted average exercise price	Number	Weighted average exercise price
$ 0 - 5	11,500	6.4 years	$4.57	5,875	$4.62
5 - 10	465,103	6.9 years	5.71	239,236	5.81
10 - 15	34,000	0.5 years	13.35	34,000	13.35

	510,603			279,111

TRANSPORT CORPORATION OF AMERICA, INC.

Option transactions are summarized as follows:

	Shares			Weighted average exercise price
	2003	2002	2001	2003	2002	2001
Options outstanding at beginning of year	520,159	492,018	300,340	$6.54	$6.65	$8.00
Granted	82,322	96,794	298,307	5.88	5.97	5.67
Canceled	(91,878)	(29,927)	(106,629)	7.88	7.37	7.72
Exercised	—	(38,726)	—	—	5.81	—

Options outstanding at end of year	510,603	520,159	492,018	$6.19	$6.54	$6.65

Options exercisable at end of year	279,111	218,779	161,797	$6.70	$7.84	$8.39

Stock Repurchase Plan

In 1997, the Board of Directors approved repurchasing up to 350,000 shares of the Company’s common stock. The Company repurchased 84,700 shares of its own common stock during 2003, and 38,000 shares of its own common stock during 2002. To date, the Company has repurchased 229,400 shares, leaving 120,600 shares available for repurchase under this authority. On March 10, 2004, the Board of Directors approved repurchasing an additional 500,000 shares of the Company’s common stock.

(6)	Employee Benefit Plans

The Company has a savings retirement plan (the “Plan”) for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer up to $13,000 of their compensation on a pretax basis. The Company may, at its discretion, match a portion of the employee deferrals. During 2003, 2002, and 2001, the Company contributed amounts equal to one-fourth of the employee deferrals, up to 1% of each participant’s compensation. For participants who are employed as truck drivers with pay based on actual miles driven, the Company may also elect to contribute ½¢ and 1¢ per paid mile driven for drivers with over one and two years of service, respectively. On behalf of all employees, the Company contributed $535,000, $661,000, and $798,000 to the Plan in 2003, 2002, and 2001, respectively.

(7)	Income Taxes

Total income tax (benefit) expense for the years ended December 31, 2003 and 2002 was allocated as follows:

	2003	2002
Earnings (loss) before cumulative effect of
changes in accounting principle	$163	$(2,711)
Cumulative effect of changes in accounting principle	(725)	(7,673)

Total	$(562)	$(10,384)

TRANSPORT CORPORATION OF AMERICA, INC.

The provision (benefit) for income taxes attributable from earnings (loss) before income taxes and cumulative effect of changes in accounting principle consists of the following:

In thousands
	Current	Deferred	Total
For the year ended December 31, 2003:
Federal	$1,475	$(1,323)	$152
State	453	(442)	11

Total	$1,928	$(1,765)	$163

For the year ended December 31, 2002:
Federal	$(299)	$(1,920)	$(2,219)
State	188	(680)	(492)

Total	$(111)	$(2,600)	$(2,711)

For the year ended December 31, 2001:
Federal	$(1,879)	$1,913	$34
State	—	9	9

Total	$(1,879)	$1,922	$43

The income tax (benefit) expense attributable to earnings (loss) before income taxes and cumulative effect of changes in accounting principle differs from the “expected” tax expense (benefit) as follows for the years ended December 31, 2003, 2002 and 2001:

In thousands
	2003	2002	2001
Expected federal tax (benefit) expense at statutory rates	$80	$(2,165)	$(105)
Increases in taxes resulting from:
State income taxes, net of federal effect	7	(325)	14
Expenses not deductible for tax purposes	72	78	162
Favorable adjustment of tax contingency reserve	—	(299)	—
Other	4	—	(28)

Actual tax (benefit) expense	$163	$(2,711)	$43

TRANSPORT CORPORATION OF AMERICA, INC.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are presented below:

In thousands
	2003	2002
Deferred tax assets:
Intangible assets	$5,606	$6,206
Insurance, claims, and damage reserves	5,374	4,389
Vacation accrual	404	400
Allowance for doubtful accounts	296	365
Federal & state alternative minimum tax credit carryforward	53	655
Other	233	91

Total deferred tax assets	11,966	12,106

Deferred tax liabilities:
Equipment, principally due to differences in depreciation and lease	$31,617	$33,834

Total deferred tax liabilities	31,617	33,834

Net deferred tax liability	$19,651	$21,728

These amounts are presented in the accompanying balance sheet as follows:

	2003	2002
Current deferred tax asset	$6,452	$5,245
Noncurrent deferred tax liability	26,103	26,973

Net deferred tax liability	$19,651	$21,728

At December 31, 2003, the Company has state alternative minimum tax credit carry-forwards of approximately $53,000, which are available to reduce future state income taxes, if any, over an indefinite period.

In assessing its realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s scheduling of taxable temporary differences, which generate sufficient taxable income in future periods to offset deductible temporary differences as of December 31, 2003, management believes that it is more likely than not the Company will realize the benefits of these temporary differences and therefore no valuation allowance is needed.

During the years ended December 31, 2003, 2002, and 2001, respectively, $0, $8,000, and $0 was added to additional paid-in capital in accordance with APB No. 25 reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock option transactions.

TRANSPORT CORPORATION OF AMERICA, INC.

(8)	Major Customers

Sales to the Company’s five largest customers represented 29%, 32%, and 40% of total revenues for 2003, 2002, and 2001, respectively. The Company’s largest customer in 2003 represented approximately 8%, 7%, and 6% of operating revenues in years 2003, 2002, and 2001 respectively.

(9)	Commitments

Capital Leases

The Company has entered into several leases for revenue equipment which qualify as capital leases under SFAS 13. The lease agreements are for terms of 36 to 70 months.

Following is a summary of revenue equipment under capital leases:

In thousands
	Years ended December 31,
	2003	2002
Revenue equipment	$31,934	$31,989
Less accumulated depreciation	(12,199)	(8,620)

	$19,735	$23,369

Operating Leases

In 1999, the Company entered into a lease arrangement for its corporate office facility, which has been financed by a special purpose entity (“SPE”) sponsored by a bank. The SPE was not consolidated in the Company’s financial statements and the Company had accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases.” In conjunction with this arrangement, the Company had a residual value guarantee of up to $11.2 million, plus selling costs, if the Company did not exercise its purchase option and the property was sold for less than $13.0 million, the Asset Termination Value. In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. The Company evaluated the treatment of this leasing arrangement under Interpretation No. 46 and concluded the pronouncement required the Company to record the asset and related liability in its financial statements; accordingly, the Company recorded an asset of $11.2 million, the related debt of $13.0 million, and a cumulative-effect change adjustment of $1.1 million (net of tax benefit of $0.7 million). The Company sold its rights in this property on December 23, 2003 and concurrent with the sale signed a thirteen-year lease for the two-thirds of the building the Company currently occupies. This transaction has been accounted for as a sale-leaseback and thus the related asset and long-term debt balances have been removed from the balance sheet. In connection with this transaction, the Company deferred a gain of $250,000 that will be recognized over the lease period. Annual lease payments on this property will be approximately $1.0 million.

TRANSPORT CORPORATION OF AMERICA, INC.

Rental expense under facility operating leases was approximately $409,000 in 2003, $614,000 in 2002, and $884,000 in 2001.

In 2002, the Company entered into lease arrangements for revenue equipment that are classified as operating leases. The lease agreements are for terms of 48 months and contain TRAC (terminal rental adjustment clause) provisions, which require the Company to guarantee a termination value as a percentage of the original cost of the leased equipment at the lease termination date. The maximum potential amount the Company could be required to make under the guarantee is $1.1 million. Management does not believe that it is probable that the fair market value of the property at the end of the lease term will be less than the termination value; accordingly, the Company has not recorded an additional liability related to this guarantee. Rental expense for revenue equipment operating leases was approximately $929,000 in 2003, $742,000 in 2002, and $0 in 2001.

Future minimum payments by year and in the aggregate, under the aforementioned capital and operating leases and other non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2003, are as follows:

In thousands
Year ending December 31,	Capital Leases	Operating Leases
2004	5,361	2,290
2005	8,952	2,215
2006	4,556	3,409
2007	—	1,112
2008	—	1,077
Thereafter		9,218

Total minimum lease payments	$18,869	$19,321

Less amount representing interest with imputed rates
ranging from 6.5% to 7.8%	(1,721)

Present value of net minimum lease payments	17,148
Less current maturities	(4,328)

Long term maturities	$12,820

TRANSPORT CORPORATION OF AMERICA, INC.

(10)	Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2003 and 2002: (In thousands, except per share amounts)

	Quarter
2003:	First	Second	Third	Fourth(1)
Operating revenues	$67,101	$65,638	$64,069	$62,051
Operating income (loss)	319	(349)	2,933	1,457

Earnings (loss) before cumulative effect of changes in accounting principle	$(454)	$(837)	$1,043	$322
Cumulative effect of changes in acounting principle, net of tax effects	64	—	1,089	—

Net earnings (loss)	(518)	(837)	(46)	322
Earnings (loss) per share - basic:
Before cumulative effect of changes in accounting principle	$(0.06)	$(0.12)	0.15	$0.05
Net earnings (loss) per share	$(0.07)	$(0.12)	$(0.01)	$0.05
Earnings (loss) per share - diluted:
Before cumulative effect of changes in accounting principle	$(0.06)	$(0.12)	$0.15	$0.04
Net earnings (loss) per share	$(0.07)	$(0.12)	$(0.01)	$0.04

	Quarter
2002:	First	Second	Third	Fourth(2)
Operating revenues	$66,048	$69,004	$69,002	$69,173
Operating income (loss)	(3,716)	1,816	1,839	(859)

Earnings (loss) before cumulative effect of changes in accounting principle	$(2,823)	$208	$254	$(1,295)
Cumulative effect of changes in acounting principle, net of tax effects	16,694	—	—	—

Net earnings (loss)	(19,517)	208	254	(1,295)
Earnings (loss) per share - basic:
Before cumulative effect of changes in accounting principle	$(0.39)	$0.03	0.04	$(0.18)
Net earnings (loss) per share	$(2.70)	$0.03	0.04	$(0.18)
Earnings (loss) per share - diluted:
Before cumulative effect of changes in accounting principle	$(0.39)	$0.03	$0.03	$(0.18)
Net earnings (loss) per share	$(2.70)	$0.03	$0.03	$(0.18)

(1)    Fourth quarter 2003 includes a $1.8 million charge for increased claim costs and growth in open claims.

(2)    Fourth quarter 2002 includes a $2.6 million charge for increased claim costs and growth in open claims.

TRANSPORT CORPORATION OF AMERICA, INC.

(11)	Related Party Transactions

During fiscal 2001, the Company paid MicroMation, Inc. $46,980 for information technology services, primarily for the development of the Company’s web site and document imaging systems. Robert J. Meyers, the Company’s President and Chief Executive Officer until November 12, 2001, is a founder, former executive officer, and current stockholder of MicroMation, Inc.

During fiscal 2001, the Company paid Carter Brothers Trucking $63,541 for services rendered as an independent master contractor. Carter Brothers Trucking is owned by the brother of David L. Carter, the Company’s former Vice President of Risk Management. The rates paid were determined on an arm’s-length basis and are the same as those paid to the Company’s other independent contractors.

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

Under date of February 6, 2004, except for note 5, which is as of March 10, 2004, we reported on the consolidated balance sheets of Transport Corporation of America, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements, and our report thereon, are included in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
February 6, 2004, except for note 5,
   which is as of March 10, 2004

S-1

TRANSPORT CORPORATION OF AMERICA, INC.

Schedule II

Valuation and Qualifying Accounts
(In thousands)

Description	Balance at beginning of year	Additions charged to cost and expense	Deductions	Balance at end of year

Allowance for doubtful accounts
(deducted from accounts receivable)
Year ended December 31, 2003	$930	164	328	$766
Year ended December 31, 2002	$470	620	160	$930
Year ended December 31, 2001	$276	240	46	$470
Reserve for insurance, claim and damage liability
Year ended December 31, 2003	$8,160	8,749	6,846	$10,063
Year ended December 31, 2002	$5,288	10,711	7,839	$8,160
Year ended December 31, 2001	$4,795	7,616	7,123	$5,288
Reserve for workers' compensation liability
Year ended December 31, 2003	$1,840	2,569	1,931	$2,478
Year ended December 31, 2002*	$1,177	2,293	1,630	$1,840
Year ended December 31, 2001*	$924	1,490	1,237	$1,177

*	Reclassification adjustments of $760,000 and $588,000 were made to the 2002 and 2001 additions and deductions columns to net out the impact of insurance premiums to conform to the 2003 presentation. Ending reserve balances were unaffected by these adjustments.

S-2