Form 10-Q
period 2004-03-31
TRANSPORT CORPORATION OF AMERICA INC
filed 2004-05-04
CIK 809246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES            NO     X   .

        As of April 26, 2004, the Company had outstanding 6,969,449 shares of Common Stock, $.01 par value.

TRANSPORT CORPORATION OF AMERICA, INC.
Quarterly Report on Form 10-Q

Table of Contents

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of
	March 31, 2004 and December 31, 2003	Page 3
Consolidated Statements of Operations for the three
	months ended March 31, 2004 and 2003	Page 4
Consolidated Statements of Cash Flows for the
	three months ended March 31, 2004 and 2003	Page 5
	Notes to Consolidated Financial Statements	Page 6
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	Page 10
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	Page 18
Item 4.	Controls and Procedures	Page 19
Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	Page 19
Item 2.	Changes in Securities, Use of Proceeds, and
	Issuer Purchases of Equity Securities	Page 19
Item 3.	Defaults Upon Senior Securities	Page 19
Item 4.	Submission of Matters to a Vote of Security Holders	Page 19
Item 5.	Other Information	Page 19
Item 6.	Exhibits and Reports on Form 8-K	Page 20

Item 1.   Financial Statements

Transport Corporation of America, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

Assets	March 31, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$4,054	$2,345
Trade accounts receivable, net	27,589	24,978
Other receivables	1,757	1,200
Operating supplies - inventory	777	813
Deferred income tax benefit	6,189	6,452
Prepaid expenses	4,552	2,894

Total current assets	44,918	38,682
Property and equipment:
Land, buildings, and improvements	16,302	16,237
Revenue equipment	180,840	180,970
Other equipment	21,563	21,436

Total property and equipment	218,705	218,643
Less accumulated depreciation	(98,044)	(94,102)

Property and equipment, net	120,661	124,541
Other assets, net	1,633	2,045

Total assets	167,212	165,268

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	8,758	8,843
Current maturities of capital lease obligations	4,402	4,328
Accounts payable	7,404	3,526
Checks issued in excess of cash balances	1,492	1,066
Due to independent contractors	2,379	1,545
Accrued expenses	20,879	19,407

Total current liabilities	45,314	38,715
Long-term debt, less current maturities	26,743	28,929
Capital lease obligations, less current maturities	11,691	12,820
Deferred income taxes	25,869	26,103
Shareholders’ equity:
Common stock, $.01 par value; 15,000,000 shares authorized,
6,985,849 and 7,141,730 shares issued and outstanding as of
March 31, 2004 and December 31, 2003, respectively	70	71
Additional paid-in capital	28,713	29,889
Retained earnings	28,812	28,741

Total shareholders’ equity	57,595	58,701

Total liabilities and shareholders’ equity	$167,212	$165,268

See accompanying notes to consolidated financial statements

Transport Corporation of America, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2004	2003
Operating revenues	$62,143	$67,101
Operating expenses:
Salaries, wages, and benefits	18,195	18,665
Fuel, maintenance, and other expenses	9,390	10,883
Purchased transportation	20,591	23,767
Revenue equipment leases	268	260
Depreciation and amortization	5,743	6,338
Insurance, claims and damage	3,142	2,919
Taxes and licenses	1,101	1,204
Communications	443	537
Other general and administrative expenses	2,310	2,480
Impairment of revenue equipment	—	(278)
Gain (loss) on sale of property and equipment	(2)	7

Total operating expenses	61,181	66,782

Operating income (loss)	962	319
Interest expense	854	1,156
Interest income	(9)	(81)

Interest expense, net	845	1,075

Earnings (loss) before income taxes and cumulative
effect of change in accounting principle	117	(756)
Provision (benefit) for income taxes	46	(302)

Earnings (loss) before cumulative effect
of change in accounting principle	71	(454)
Cumulative effect of change in
accounting principle, net of tax effect	—	(64)

Net earnings (loss)	$71	$(518)

Earnings (loss) per share – basic:
Before cumulative effect of change
in accounting principle	0.01	(0.06)
Cumulative effect of change in
accounting principle, net of tax effect	—	(0.01)

Net earnings (loss) per share	$0.01	$(0.07)

Earnings (loss) per share – diluted:
Before cumulative effect of change
in accounting principle	0.01	(0.06)
Cumulative effect of change in
accounting principle, net of tax effect	—	(0.01)

Net earnings (loss) per share	$0.01	$(0.07)

Average common shares outstanding:
Basic	7,087,215	7,217,394
Diluted	7,199,488	7,217,394

See accompanying notes to consolidated financial statements

Transport Corporation of America, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2004	2003
Operating activities:
Net earnings (loss)	$71	$(518)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	5,743	6,338
Cumulative effect of change in accounting
principle, net of tax effect	—	64
Impairment of revenue equipment	—	(278)
Gain (loss) on sale of property and equipment	(2)	7
Deferred income taxes	29	(365)
Changes in operating assets and liabilities:
Trade receivables	(2,611)	(1,879)
Other receivables	(557)	1,086
Operating supplies – inventory	36	98
Prepaid expenses	(1,658)	(2,801)
Other assets	412	(298)
Accounts payable	3,878	418
Due to independent contractors	834	1,008
Accrued expenses	1,472	(12)

Net cash provided by operating activities	7,647	2,868

Investing activities:
Purchases of revenue equipment	(2,751)	(401)
Purchases of property and other equipment	(215)	(288)
Proceeds from disposition of property and equipment	1,105	317

Net cash used by investing activities	(1,861)	(372)

Financing activities:
Proceeds from issuance of common stock,
and exercise of options and warrants	24	18
Payments for repurchase and retirement of common stock	(1,201)	(109)
Proceeds from issuance of long-term debt	—	655
Principal payments on long-term debt and capital leases	(3,326)	(4,182)
Proceeds from issuance of notes payable to bank	100	20,950
Principal payments on notes payable to bank	(100)	(20,200)
Change in net checks issued in excess of cash balances	426	369

Net cash used by financing activities	(4,077)	(2,499)

Net increase (decrease) in cash	1,709	(3)
Cash and cash equivalents, beginning of period	2,345	124

Cash and cash equivalents, end of period	$4,054	$121

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$761	$1,186
Income taxes	73	112
Supplemental schedule of noncash investing and financing activities:
Lease receivables from disposition of revenue equipment	$--	$1,554

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

These financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s most recent annual financial statements on Form 10-K for the year ended December 31, 2003. The accounting policies described in that report are used in preparing quarterly reports.

The Company’s business is seasonal. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The following is an analysis of the Company’s asset impairment reserve accounts:

(Dollars in thousands)	Revenue equipment impairment
Balance as of December 31, 2001	$—
Initial Charge	4,741
Utilization	(2,782)
Change in estimate	(1,000)

Balance as of December 31, 2002	959
Utilization	(681)
Change in estimate	(278)

Balance as of December 31, 2003	$--

During the fourth quarter of 2002, the Company established a new disposal program for an additional 400 trailers to be disposed of in 2003. The pre-tax impairment charge on this disposal program was $1.0 million. This disposal program was completed during the fourth quarter 2003 and an analysis of the initial impairment reserve demonstrated that the ultimate impairment charge on this disposal program was less than originally estimated; accordingly, the reserve was reduced by $271,000 in the fourth quarter of 2003.

(Dollars in thousands)	Revenue equipment impairment
Balance as of December 31, 2001	$—

Initial Charge	1,000
Utilization	—

Balance as of December 31, 2002	1,000
Utilization	(729)
Change in estimate	(271)

Balance as of December 31, 2003	$—

.	Stock-Based Employee Compensation

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

	Three Months Ended March 31,
	2004	2003
Net earnings (loss), as reported	$71	($ 518)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	(65)	(84)

Pro forma net earnings (loss)	$6	($ 602)

Earnings (loss) per share:
Basic—as reported	$0.01	($ 0.07)
Basic—pro forma	$0.00	($ 0.08)
Diluted—as reported	$0.01	($ 0.07)
Diluted—pro forma	$0.00	($ 0.08)

Computation of Earnings (Loss) per Common Share (In thousands, except share and per share amounts)

	Three months ended March 31,
	2004	2003
Earnings (loss) before cumulative effect
of change in accounting principle	$71	$(454)
Cumulative effect of change in
accounting principle, net of tax effect	—	(64)

Net earnings (loss)	$71	$(518)

Average number of common
shares outstanding	7,087,215	7,217,394
Dilutive effect of outstanding stock
options	112,273	—

Average number of common and common
equivalent shares outstanding	7,199,488	7,217,394

Net earnings (loss) per share – basic:
Before cumulative effect of change
in accounting principle	0.01	(0.06)
Cumulative effect of change in
accounting principle, net of tax effect	—	(0.01)

Net earnings (loss) per share	$0.01	$(0.07)

Net earnings (loss) per share – diluted:
Before cumulative effect of change
in accounting principle	$0.01	$(0.06)
Cumulative effect of change in
accounting principle, net of tax effect	—	(0.01)

Net earnings (loss) per share	$0.01	$(0.07)

2.	New Accounting Pronouncements

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

3.	Subsequent Event

On April 9, 2004, the Company signed a sub-lease agreement to rent 9,000 square feet of its headquarters facility at a rental rate that is less than the rental rate paid by the Company. Accordingly, the Company will record a pre-tax impairment charge related to this sub-lease agreement of approximately $0.2 million in the second quarter 2004.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Financial Information

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the caption “Forward-Looking Statements” on page 18 of this Quarterly Report on Form 10-Q.

The condensed consolidated financial statements and notes are presented in Item 1 of this Quarterly Report on Form 10-Q. Included in the condensed consolidated financial statements are the consolidated statements of operations, consolidated balance sheets, and consolidated statements of cash flows. The notes, which are an integral part of the condensed consolidated financial statements, provide additional information required to fully understand the nature of amounts included in the condensed consolidated financial statements.

Significant Transactions and Financial Trends

Throughout these financial sections, you will read about significant transactions or events that materially contribute to or reduce earnings and materially affect financial trends. Significant transactions discussed in this Management’s Discussion and Analysis include impairment charges recorded in 2003 related to the disposal of tractors and trailers and reductions of these impairment reserves during 2003 when the ultimate impairment proved to be less than estimated, and the adoption in the first quarter of 2003 of SFAS No. 143, “Accounting for Asset Retirement Obligations” which required the Company to establish a liability of $212,000 for the fair value of tire disposal fees, a prepaid asset related to tire disposal fees of $106,000, and a charge of $64,000, net of a tax benefit of $42,000, representing the cumulative effect of change in accounting principle.

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

Significant Operating Trends

Revenues continue to be negatively impacted by higher than expected unseated tractors (tractors owned by the Company for which no driver is available to assign) and the limited availability of owner operator capacity. While the hiring market has tightened significantly, the Company has taken actions that it expects will address these trends, including increasing driver pay rates.

New Hours of Service (HOS) rules went into effect at the beginning of 2004 and the Company is committed to ensuring that its drivers do not bear the financial burden of the more restrictive limits on hours of service; accordingly, it implemented increased accessorial pay for the drivers and negotiated new accessorial charges for customer events that decrease asset and driver productivity.

Ongoing cost reduction efforts continue to make the Company more competitive. The Company has benefited from broad cost reduction initiatives implemented in 2003 which have reduced salaries and wages, maintenance costs, accident claim costs, depreciation and other general and administrative costs. In the first quarter 2003, the Company closed two service center facilities that did not fit the network. The Company eliminated redundant functions throughout other service centers and increased maintenance capabilities to provide maintenance services to its owner operators.

The sales department continues to successfully secure new opportunities that drive density and balance in our network, and the Company is attaining increased freight rates as it better manages the network and customer mix.

Outlook

Looking forward, the Company expects the rate environment to remain strong throughout fiscal 2004. The improving economic conditions and limited driver availability continue to put pressure on truckload capacity. Sequentially, the Company has experienced five quarters in a row of increased rates and expects this trend to continue into 2004.

The Company expects some of its costs to increase in 2004. The tight driver market continues to put upward pressure on driver hiring expenses, insurance costs continue to increase, and tractor replacements in 2004 will be required to comply with new EPA standards that will lead to increased depreciation expenses and reduced fuel efficiency.

New hours of service rules came into effect in January 2004. The Company believes it is minimizing the impact of the new hours of service rules through proactive planning; however, the Company is unable to predict the ultimate impact of the new hours of service rules. Early indications are promising, as the Company has been able to charge for customer events that decrease asset and driver productivity; however, changes in customer billing and payment procedures could occur which would have an adverse effect on the operations and profitability of the Company.

The biggest challenge for the Company and the industry continues to be seated capacity since the market for new drivers has tightened significantly. The Company has implemented several programs to boost its recruiting efforts and increase the seated fleet percentage. The Company is seeing early indications that it has begun to reverse the attrition rate and is improving driver retention.

Three Months Ended March 31, 2004 and 2003

Operating revenues, including fuel surcharges, were $62.1 million for the quarter ended March 2004, a decrease of 7.5% compared to $67.1 million for the same quarter of 2003. Fuel surcharges were $3.0 million and $3.5 million for the first quarters of 2004 and 2003, respectively, reflecting the effect of lower average fuel prices in the first quarter of 2004 compared to the same period of 2003. Excluding fuel surcharges, revenues decreased 6.9% when compared to the same period of 2003. The Company measures “freight revenue”, which is revenue before fuel surcharges, as well as operating revenue, because management believes removing fuel surcharges affords a more consistent basis for comparing results of operations from period to period. Operating revenues per mile, which includes fuel surcharges, were $1.38 per mile for the first quarter 2004 compared to $1.32 for the same quarter of 2003. Freight revenues per mile, which excludes fuel surcharges, were $1.32 per mile for the first quarter of 2004, compared to $1.25 for the same quarter of 2003. The increase in 2004 rate per mile is primarily a result of increased rates the Company has obtained with many of its customers, new customers and lanes that build density and better balance our network, and increased detention and stop-off accessorial charges related to the new hours of service rules. These increased rates have been somewhat offset by increased deadhead miles. Equipment utilization, as measured by average operating revenues per tractor per week (including fuel surcharges), was $2,978 during the first quarter of 2004, compared to $2,868 for the same quarter of 2003. Equipment utilization, as measured by average freight revenues per tractor per week (excluding fuel surcharges), was $2,797 during the first quarter of 2004, compared to $2,688 for the same quarter of 2003. The increase in equipment utilization reflects the rate increases offset by an increase in the number of unseated tractors when compared to the same period of 2003.

At March 31, 2004, the Company’s fleet included 999 Company-owned tractors and 678 tractors provided by independent contractors compared to 1,004

Company-owned tractors and 865 tractors provided by independent contractors at March 31, 2003. At March 31, 2004, 147 tractors were unseated compared to 58 unseated tractors at March 31, 2003. The increase in unseated tractors in 2004 is due to difficulties in recruiting and retaining professional and student drivers.

Salaries, wages, and benefits decreased $0.5 million to $18.2 million during the first quarter 2004 compared to $18.7 million for the same period of 2003. The decrease is due to decreased miles as a result of fewer seated tractors and lower general and administrative salaries as a result of closing two support centers in February 2003, partially offset by higher accessorial pay to the drivers related to the new hour of service rules, higher workers’ compensation expense when compared to the same period of 2003, and a higher proportion of miles driven by Company drivers. Salaries, wages, and benefits as a percentage of operating revenues were 29.3% for the first quarter of 2004, compared to 27.8% for the same quarter of 2003. The increase as a percent of revenue is attributable to a higher proportion of miles driven by Company drivers.

Fuel, maintenance, and other expenses decreased $1.5 million to $9.4 million during the first quarter 2004 compared to $10.9 million for the same period of 2003. Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 15.1%, compared to 16.2% for the same quarter of 2003. The decrease is due to decreased miles as a result of fewer seated tractors, lower average per-gallon fuel costs in the first quarter of 2004 compared to 2003, and reduced maintenance expenses due to more preventative maintenance being performed in the support centers instead of emergency breakdowns on the road.

Purchased transportation decreased $3.2 million to $20.6 million during the first quarter 2004 compared to $23.8 million for the same period of 2003. Purchased transportation, as a percentage of operating revenues, was 33.1% for the first quarter of 2004 compared to 35.4% for the same quarter of 2003. The decrease in 2004 is due to decreased miles as a result of fewer seated independent contractors, and a higher proportion of miles driven by Company drivers.

Revenue equipment leases were $0.3 million in both the first quarter 2004 and the same period 2003. Revenue equipment leases, as a percentage of operating revenues, were 0.4% for the first quarter of 2004 compared to 0.4% for the same quarter of 2003, reflecting the Company’s use of operating leases for certain tractors acquired in 2002.

Depreciation and amortization decreased $0.6 million to $5.7 million during the first quarter 2004 compared to $6.3 million for the same period of 2003. Depreciation and amortization, as a percentage of operating revenues, was 9.2% of operating revenues for the first quarter of 2004 compared to 9.4% for the same quarter of 2003. The decrease is a result of fewer trailers in 2004 as well as reduced depreciation related to leasehold improvements as a result of the sale of our rights in the corporate headquarters in the fourth quarter of 2003.

Insurance, claims and damage expense increased $0.2 million to $3.1 million during the first quarter 2004 compared to $2.9 million for the same period of 2003. Insurance, claims and damage expense, as a percentage of operating revenues, was 5.1% for the first quarter of 2004 compared to 4.4% for the same quarter of 2003. The expense increase is the result of an additional $0.5 million reserves related to current-period accident experience recorded during the first quarter of 2004.

Taxes and licenses decreased $0.1 million to $1.1 million during the first quarter 2004 compared to $1.2 million for the same period of 2003. The decrease is due to decreased miles as a result of fewer seated tractors in 2004 when compared to 2003. Taxes and licenses, as a percentage of operating revenues was 1.8% for the first quarter of 2004 and 1.8% for the same period of 2003.

Communication expense decreased $0.1 million to $0.4 million during the first quarter 2004 compared to $0.5 million for the same period of 2003. Communication expense, as a percentage of operating revenues, decreased to 0.7% for the first quarter 2004 versus 0.8% for the first quarter of 2003. The decrease reflects the effect of favorable rates for communication services in 2004 combined with a lower company and independent contractor tractor count in 2004 compared to the same period of 2003.

Other general and administrative expense decreased $0.2 million to $2.3 million during the first quarter 2004 compared to $2.5 million for the same period of 2003. The decrease is a result of lower operating costs due to reduced capacity, ongoing cost reduction initiatives, and the recovery of a bad debt write-off of approximately $0.1 million, offset by increased rent on the Corporate headquarter facility. Other general and administrative expense, as a percentage of operating revenues, was 3.7% in 2004 compared to 3.7% for the first quarter of 2003.

During March 2002, the Company initiated a plan to accelerate the disposal of approximately 260 tractors and 500 trailers. As a result of the change in utilization period and related estimated cash flows, the Company recorded a pre-tax $4.7 million impairment charge under Statement of Financial Accounting Standards (“SFAS”) No. 144 related to this disposition of revenue equipment. An analysis of the initial impairment reserve demonstrated that the ultimate impairment charge on this disposal program was less than originally estimated and the reserve was reduced by $278,000 in the first quarter of 2003.

As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues) was 98.5% for the first quarter of 2004 compared to 99.5% for the same quarter of 2003.

Net interest expense decreased $0.3 million to $0.8 million during the first quarter 2004 compared to $1.1 million for the same period of 2003. Net interest expense, as a percentage of operating revenues, was 1.4% for the first quarter of

2004 compared to 1.6% for the same quarter of 2003. The decrease primarily reflects lower average debt balances in 2004.

The effective tax rate was 39.3% for the first quarter of 2004 compared to 40.0% for the same quarter of 2003.

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

As a result of the foregoing factors, net earnings were $71,000 for the first quarter of 2004 compared to a net loss of $454,000 for the same quarter of 2003.

Liquidity and Capital Resources

Net cash provided by operating activities for the first quarter of 2004 was $7.6 million compared to $2.9 million provided for the first quarter of 2003. The net change in operating assets and liabilities provided cash of $1.8 million during the first quarter 2004 and consumed cash of $2.4 million during the first quarter of 2003. The increase in cash provided by operating activities is due to current year earnings and increases in operating liabilities offset by increases in trade and lease receivables when compared to the same period of 2003.

Investing activities for the first quarter of 2004 consumed net cash of $1.9 million compared to $0.4 million net cash consumed by investing activities in 2003. Gross capital expenditures were $3.0 million in the first quarter of 2004 primarily related to the acquisition of 35 replacement tractors. Gross capital expenditures were $0.7 million in the first quarter 2003 primarily related to the acquisition of 30 trailers for a new customer and dedicated business. Proceeds from the disposition of property and equipment for the first three months of 2004 were $1.1 million primarily related to the disposition of 20 replacement tractors. Proceeds from the disposition of property and equipment for the first three months of 2003 were $0.3 million primarily related to the disposition of 103 trailers.

Financing activities for the first quarter of 2004 consumed $4.1 million compared to $2.5 million consumed for the first quarter of 2003. Cash consumed in 2004 included net payments on long-term debt and capital leases of $3.3 million and $1.2 million for repurchase and retirement of common stock. Cash consumed in 2003 included net payments on long-term debt of $4.2 million and $0.1 million for repurchase and retirement of common stock.

In 1997, the Board of Directors approved purchasing up to 350,000 shares of the Company’s common stock and did not impose an expiration date on such purchases. As of December 31, 2003, the Company had repurchased 229,400 shares, leaving 120,600 shares available for repurchase under this authority. In February 2004, the Company repurchased an additional 102,800 shares of its own common stock, leaving 17,800 shares available for repurchase under this authority. On March 10, 2004, the Board of Directors approved repurchasing an additional 500,000 shares of the Company’s common stock, which increased to 517,800 the amount of shares available for repurchase, and did not impose an expiration date on such purchases. On March 31, 2004, the Company repurchased an additional 57,900 shares of its own common stock. As of March 31, 2003, the Company has repurchased 390,100 shares, leaving 459,900 shares available for repurchase under the combined authority.

The following table shows the monthly first quarter 2004 stock repurchase activity:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2004	--	--	--	120,600
February 2004	102,800	$7.53	102,800	620,600
March 2004	57,900	$7.38	57,900	517,800

Total	160,700	$7.48	160,700	459,900

Working capital was negative $0.4 million at March 31, 2004, compared to negative $5.8 million at March 31, 2003. The Company relies primarily on its operating cash flows and available borrowings under its credit facility to satisfy its short-term capital and debt-service requirements.

The Company has a credit agreement which expires on October 5, 2004 for a secured credit facility with maximum combined borrowings and letters of credit of $30 million at March 31, 2004. The Company is currently renegotiating a new credit agreement and anticipates obtaining terms that are at least as favorable as the expiring agreement. Amounts actually available under the credit facility are limited by the Company’s accounts receivable and certain unencumbered revenue equipment. The credit facility is used to meet working capital needs, purchase revenue equipment and other assets, and to satisfy letter of credit requirements associated with the Company’s self-insured retention arrangements. At March 31, 2004, there were outstanding borrowings and letters of credit of $0.0 million and $4.6 million, respectively, and the Company was in compliance with the financial covenants under the credit facility. At March 31, 2004, the Company had additional amounts available under its credit facility of $19.5 million. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, the credit facility, and other financing arrangements related to revenue equipment purchases.

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

The following tables set forth the Company’s contractual obligations on balance sheet and off-balance sheet obligations as of March 31, 2004:

Payments Due by Period
(In thousands)

Contractual Obligations on Balance Sheet	Total	Less than one year	Years 2 and 3	Years 4 and 5	Year 6 and after

Long-term debt	$35,501	$8,758	$19,807	$6,936	$—
Capital leases	16,093	4,402	11,691	—	—

Total Balance Sheet Contractual Obligations	$51,594	$13,160	$31,498	$6,936	$—

Off-Balance Sheet Obligations	Total	Less than one year	Years 2 and 3	Years 4 and 5	Year 6 and after

Operating leases	18,944	2,367	5,473	2,190	8,914
Letters of credit	4,590	4,590	—	—	—
Guarantees	1,100	—	1,100	—	—

Total Off-Balance Sheet Obligations	$24,634	$6,957	$6,573	$2,190	$8,914

Total Obligations	$76,228	$20,117	$38,071	$9,126	$8,914

Regulations

The Federal Motor Carrier Safety Administration (FMCSA) of the U.S. Department of Transportation issued a final rule on April 24, 2003 that made several changes to the regulations that govern truck drivers’ hours of service. Under the new rules, loading / unloading delays and shipments that require multiple stop deliveries may be affected as the new rules may limit drivers’ available hours. The new rules became effective on January 4, 2004.

Forward-looking Statements

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report, elsewhere in this Report, in future filings by the Company with the SEC, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts, are forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The following important factors, among other things, in some cases have affected and in the future could affect the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the highly competitive conditions that currently exist in the Company’s market and the Company’s ability to compete, (2) the Company’s ability to recruit, train, and retain qualified drivers, (3) increases in fuel prices, and the Company’s ability to recover these costs from its customers, (4) the impact of environmental standards and regulations on new revenue equipment, (5) changes in governmental regulations applicable to the Company’s operations, including hours of service regulations (6) adverse weather conditions, (7) accidents, (8) the market for used revenue equipment, (9) changes in interest rates, (10) cost of liability insurance coverage, and (11) downturns in general economic conditions affecting the Company and its customers. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise or update any previously made forward-looking statements. Unanticipated events are likely to occur.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to certain market risks with its $30 million credit agreement, of which $0 was outstanding at March 31, 2004. The agreement bears interest at a variable rate, which was 4.75% at March 31, 2004. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2004, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The information regarding issuer purchases of equity securities is incorporated herein from Item 2 of Part 1 of this Form 10-Q.

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

(b) Reports on Form 8-K

On February 10, 2004, the Company filed a Form 8-K to furnish to the SEC under Item 12 (Results of Operations and Financial Condition) a press release regarding the Company’s results of operations for the fourth quarter of 2003.

On April 15, 2004, the Company filed a Form 8-K to furnish to the SEC under Item 12 (Results of Operations and Financial Condition) a press release regarding the Company’s results of operations for the first quarter of 2004.

On April 21, 2004, the Company filed a Form 8-K to furnish to the SEC under Item 9 (Regulation FD Disclosure) the Transport Corporation of America, Inc. 2003 Annual Report to Shareholders (excluding the Company’s 2003 Form 10-K which is enclosed with the Annual Report to Shareholders and is separately filed with the Commission).

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSPORT CORPORATION OF AMERICA, INC.

Date:	May 4, 2004	/s/ Michael J. Paxton

Michael J. Paxton Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Keith R. Klein

Keith R. Klein Chief Financial Officer and Chief Information Officer (Principal Financial and Accounting Officer)