Form 10-Q
period 2004-06-30
TRANSPORT CORPORATION OF AMERICA INC
filed 2004-07-27
CIK 809246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES            NO     X   .

        As of July 14, 2004, the Company had outstanding 6,523,417 shares of Common Stock, $.01 par value.

TRANSPORT CORPORATION OF AMERICA, INC.
Quarterly Report on Form 10-Q

Table of Contents

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of
	June 30, 2004 and December 31, 2003	Page 3
Consolidated Statements of Operations for the three
	and six months ended June 30, 2004 and 2003	Page 4
Consolidated Statements of Cash Flows for the
	six months ended June 30, 2004 and 2003	Page 5
	Notes to Consolidated Financial Statements	Page 6
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	Page 10
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	Page 23
Item 4.	Controls and Procedures	Page 23
Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	Page 24
Item 2.	Changes in Securities, Use of Proceeds, and
	Issuer Purchases of Equity Securities	Page 24
Item 3.	Defaults Upon Senior Securities	Page 24
Item 4.	Submission of Matters to a Vote of Security Holders	Page 24
Item 5.	Other Information	Page 24
Item 6.	Exhibits and Reports on Form 8-K	Page 26

Item 1. Financial Statements

Transport Corporation of America, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

Assets	June 30, 2004	December 31, 2003

Current assets:
Cash and cash equivalents	$5,542	$2,345
Trade accounts receivable, net	28,939	24,978
Other receivables	1,073	1,200
Operating supplies - inventory	757	813
Deferred income tax benefit	5,885	6,452
Prepaid expenses	3,600	2,894

Total current assets	45,796	38,682
Property and equipment:
Land, buildings, and improvements	16,363	16,237
Revenue equipment	178,433	180,970
Other equipment	21,628	21,436

Total property and equipment	216,424	218,643
Less accumulated depreciation	(101,024)	(94,102)

Property and equipment, net	115,400	124,541
Other assets, net	1,278	2,045

Total assets	162,474	165,268

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	9,293	8,843
Current maturities of capital lease obligations	7,956	4,328
Accounts payable	5,580	3,526
Checks issued in excess of cash balances	1,770	1,066
Due to independent contractors	2,293	1,545
Accrued expenses	21,445	19,407

Total current liabilities	48,337	38,715
Long-term debt, less current maturities	26,946	28,929
Capital lease obligations, less current maturities	7,066	12,820
Deferred income taxes	25,068	26,103
Shareholders’ equity:
Common stock, $.01 par value; 15,000,000 shares authorized,
6,520,549 and 7,141,730 shares issued and outstanding as of
June 30, 2004 and December 31, 2003, respectively	65	71
Additional paid-in capital	25,385	29,889
Retained earnings	29,607	28,741

Total shareholders’ equity	55,057	58,701

Total liabilities and shareholders’ equity	$162,474	$165,268

See accompanying notes to consolidated financial statements.

Transport Corporation of America, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Operating revenues	$65,232	$65,638	$127,375	$132,739
Operating expenses:
Salaries, wages, and benefits	19,282	18,281	37,477	36,946
Fuel, maintenance, and other expenses	10,260	9,650	19,651	20,533
Purchased transportation	20,235	23,771	40,825	47,538
Revenue equipment leases	277	263	545	523
Depreciation and amortization	5,962	6,287	11,705	12,625
Insurance, claims and damage	2,751	3,478	5,893	6,397
Taxes and licenses	1,148	1,111	2,249	2,315
Communications	455	559	898	1,096
Other general and administrative expenses	2,573	2,590	4,883	5,070
Impairment of revenue equipment	—	—	—	(278)
Impairment of sublease office space	190	—	190	—
(Gain) loss on sale of property and equipment	(20)	(3)	(22)	4

Total operating expenses	63,113	65,987	124,294	132,769

Operating income (loss)	2,119	(349)	3,081	(30)
Interest expense	816	1,115	1,670	2,271
Interest income	(11)	(70)	(20)	(151)

Interest expense, net	805	1,045	1,650	2,120

Earnings (loss) before income taxes and cumulative
effect of change in accounting principle	1,314	(1,394)	1,431	(2,150)
Provision (benefit) for income taxes	519	(557)	565	(859)

Earnings (loss) before cumulative effect
of change in accounting principle	795	(837)	866	(1,291)
Cumulative effect of change in
accounting principle, net of tax effect	—	—	—	(64)

Net earnings (loss)	$795	$(837)	$866	$(1,355)

Net earnings (loss) per share - basic:
Before cumulative effect of change
in accounting principle	0.12	(0.12)	0.13	(0.18)
Cumulative effect of change in
accounting principle, net of tax effect	—	—	—	(0.01)

Net earnings (loss) per share	$0.12	$(0.12)	$0.13	$(0.19)

Net earnings (loss) per share - diluted:
Before cumulative effect of change
in accounting principle	0.12	(0.12)	0.12	(0.18)
Cumulative effect of change in
accounting principle, net of tax effect	—	—	—	(0.01)

Net earnings earnings (loss) per share	$0.12	$(0.12)	$0.12	$(0.19)

Average common shares outstanding:
Basic	6,756,647	7,185,776	6,921,931	7,201,498
Diluted	6,861,103	7,185,776	7,030,235	7,201,498

See accompanying notes to consolidated financial statements.

Transport Corporation of America, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,

	2004	2003

Operating activities:
Net income (loss)	$866	$(1,355)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	11,705	12,625
Cumulative effect of change in accounting
principle, net of tax effect	—	64
Impairment of revenue equipment	—	(278)
Sublease impairment	190	—
Loss (gain) on sale of property and equipment	(22)	4
Deferred income taxes	(468)	(1,033)
Changes in operating assets and liabilities:
Trade receivables	(3,961)	624
Lease and other receivables	127	1,643
Operating supplies	56	195
Prepaid expenses	(706)	(1,814)
Other assets	767	(47)
Accounts payable	2,054	(383)
Due to independent contractors	748	881
Accrued expenses	1,848	(363)

Net cash provided by operating activities	13,204	10,763

Investing activities:
Purchases of revenue equipment	(4,077)	(516)
Purchases of property and other equipment	(464)	(502)
Proceeds from disposition of equipment	1,999	632

Net cash used by investing activities	(2,542)	(386)

Financing activities:
Proceeds from issuance of common stock,
and exercise of options and warrants	24	18
Payments for repurchase and retirement of common stock	(4,534)	(471)
Proceeds from issuance of long-term debt	3,138	1,449
Principal payments on long-term debt	(6,797)	(9,951)
Proceeds from issuance of notes payable to bank	100	48,450
Principal payments on notes payable to bank	(100)	(49,450)
Change in net checks issued in excess of cash balances	704	(423)

Net cash used by financing activities	(7,465)	(10,378)

Net increase (decrease) in cash	3,197	(1)
Cash and cash equivalents, beginning of period	2,345	124

Cash and cash equivalents, end of period	$5,542	$123

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,521	$2,228
Income taxes	266	708
Supplemental schedule of noncash investing and financing activities:
Lease receivables from disposition of revenue equipment	$—	$1,910

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

The Company’s business is seasonal. Operating results for the three-month or six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Stock-Based Employee Compensation

The Company has adopted the disclosure only provisions of SFAS No. 148 Accounting for Stock –Based Compensation – Transition and Disclosure. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of January 1, 2003. As of June 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

Net earnings (loss), as reported	$795	($ 837)	$866	($ 1,355)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(52)	(61)	(107)	(126)

Pro forma net earnings (loss)	$743	($ 898)	$759	($ 1,481)

Earnings (loss) per share:
Basic — as reported	$0.12	($ 0.12)	$0.13	($ 0.19)
Basic — pro forma	$0.11	($ 0.12)	$0.11	($ 0.21)
Diluted — as reported	$0.12	($ 0.12)	$0.12	($ 0.19)
Diluted — pro forma	$0.11	($ 0.12)	$0.11	($ 0.21)

On May 27, 2004, the Shareholders approved an amendment to the 1995 stock plan that authorizes awards of restricted stock under the stock plan.

Computation of Earnings (Loss) per Common Share

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Earnings (loss) before cumulative effect
of change in accounting principle	$795	$(837)	$866	$(1,291)
Cumulative effect of change in
accounting principle, net of tax effect	—	—	—	(64)

Net earnings (loss)	$795	$(837)	$866	$(1,355)

Average number of common
shares outstanding	6,756,647	7,185,776	6,921,931	7,201,498
Dilutive effect of outstanding stock
options and warrants	104,456	—	108,304	—

Average number of common and common
equivalent shares outstanding	6,861,103	7,185,776	7,030,235	7,201,498

Net earnings (loss) per share - basic:
Before cumulative effect of change
in accounting principle	0.12	$(0.12)	$0.13	$(0.18)
Cumulative effect of change in
accounting principle, net of tax effect	—	—	—	(0.01)

Net earnings (loss) per share	$0.12	$(0.12)	$0.13	$(0.19)

Net earnings (loss) per share - diluted:
Before cumulative effect of change
in accounting principle	$0.12	$(0.12)	$0.12	$(0.18)
Cumulative effect of change in
accounting principle, net of tax effect	—	—	—	(0.01)

Net earnings (loss) per share	$0.12	$(0.12)	$0.12	$(0.19)

(In thousands, except share and per share amounts)

2.	New Accounting Pronouncements
None

3.	Subsequent Event

On July 21, 2004, the Board of Directors approved an amendment to the Rights Agreement between Transport Corporation of America, Inc., a Minnesota corporation (the “Company”) and LaSalle Bank National Association, (the “Rights Agent”) dated as of February 25, 1997, as amended on June 29, 1998, January 17, 2000 and August 1,

2002 (the “Agreement”) to change the definition of an “Acquiring Person” from any Person which, together with all Affiliates and Associates of such Person, is the Beneficial Owner of voting securities having fifteen percent (15%) to twenty percent (20%) or more of the then voting power of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Financial Information

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the caption “Forward-Looking Statements” on page 22 of this Quarterly Report on Form 10-Q.

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

Significant Transactions and Financial Trends

Throughout these financial sections, you will read about significant transactions or events that materially contribute to or reduce earnings and materially affect financial trends. Significant transactions discussed in this Management’s Discussion and Analysis include:

•	Impairment charges recorded in 2003 related to the disposal of tractors and trailers and reductions of these impairment reserves during 2003 when the ultimate impairment proved to be less than originally estimated,

•	The adoption in the first quarter 2003 of SFAS No. 143, “Accounting for Asset Retirement Obligations” which required the Company to establish a liability of $212,000 for the fair value of tire disposal fees, a prepaid asset related to tire disposal fees of $106,000, and a charge of $64,000, net of a tax benefit of $42,000, representing the cumulative effect of change in accounting principle, and,

•	The signing of a sub-lease agreement to rent 9,000 square feet of its headquarters facility at a rental rate that is less than the rental rate paid by the Company which required the Company to record a pre-tax impairment charge related to this sub-lease agreement of $190,000 in the second quarter 2004.

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

Revenues continue to be negatively impacted by lower than expected seated tractors and the limited availability of independent contractor capacity. Seated Company and independent contractor average tractor counts by quarter was as follows:

	Average Seated Company Tractors	Average Seated Independent Contractor Tractors	Total Average Seated Tractors
1st Qtr 2003	960	847	1,807
2nd Qtr 2003	919	841	1,760
3rd Qtr 2003	838	798	1,636
4th Qtr 2003	829	736	1,565
1st Qtr 2004	832	698	1,530
2nd Qtr 2004	895	667	1,562

The reduction in overall capacity reduces the number of miles the Company operates. Total miles decreased 7.8% to 46.0 million miles in the second quarter 2004 compared to 49.9 million miles for the same period 2003. For the six months ended June 30, 2004, total miles decreased 9.9% to 90.3 million miles compared to 100.2 million miles for the same period 2003. The Company has been able to offset the decrease in total miles by adding customers and lanes that build density and better balance the network, resulting in increased productivity and reduced costs.

While the hiring market has tightened significantly, the Company continues to take actions that it expects will address these trends, including increasing driver pay rates and accessorial compensation.

Significant Operating Trends

Revenues continue to be negatively impacted by higher than expected unseated tractors (tractors owned by the Company for which no driver is available to assign) and the limited availability of owner operator capacity. While the hiring market has tightened significantly, the Company continues to take actions that it expects will address these trends, including increasing driver pay rates.

Ongoing cost reduction efforts continue to make the Company more competitive. The Company has benefited from broad cost reduction initiatives implemented in 2003 and is implementing new initiatives in 2004 which are expected to continue to reduce non-driver salaries and wages, maintenance costs, accident claim costs, depreciation and other general and administrative costs.

Finally, the sales department continues to successfully secure new opportunities that drive density and balance in our network. In addition, the Company is attaining increased freight rates as it better manages its network and customer mix.

Outlook

Looking forward, the Company expects the rate environment to remain strong throughout fiscal 2004. The improving economic conditions and limited driver availability continue to put pressure on truckload capacity. Sequentially, the Company has experienced six quarters in a row of increased rates, and expects to pursue further increases with specific customers or on specific lanes that do not contribute to profitability and the overall strategy of network density and balance.

The Company expects upward pressure on costs throughout the remainder of 2004. The tight driver market continues to put pressure on driver hiring expenses, insurance premiums continue to increase, and tractor replacements in 2004 are required to comply with new EPA standards that will lead to increased depreciation expenses and reduced fuel efficiency.

The Company believes it has minimized the impact of the new hours of service rules through proactive planning; however, a court ruling issued on July 16, 2004 struck down the new rules. Under this court ruling, the Federal Motor Carriers Safety Administration (FMCSA) has 45 days to seek a rehearing and until that time period, the decision does not take effect. FMCSA officals have announced that they will continue enforcing the new HOS rules during the interim period. In addition, under the court’s rules, FMCSA may seek a greater delay in the effective date of the decision (for 90 days or more) by asking the court to issue a stay of its decision. As such, the Company is unable to predict the long-term impact of these rules. Early indications were promising, as the Company has been able to charge for customer events that decrease asset and driver productivity. Looking ahead, new rules, changes in customer behavior, or changes in billing and payment procedures could occur which would have an adverse effect on the operations and profitability of the Company.

The biggest challenge for the Company and the industry continues to be seated capacity since the market for new drivers has tightened significantly. The Company has implemented several programs to boost its recruiting efforts and increase the seated fleet percentage. The Company is seeing early indications that it has begun to reverse the attrition rate and is improving driver retention.

Three Months Ended June 30, 2004 and 2003

Operating revenues, including fuel surcharges, were $65.2 million for the quarter ended June 2004, a decrease of 0.6% compared to $65.6 million for the same quarter of 2003. Fuel surcharges were $4.0 million and $2.7 million for the second quarters of 2004 and 2003, respectively, reflecting the effect of higher fuel costs in 2004. Excluding fuel surcharges, revenues decreased 2.7% when compared to the same period of 2003. The Company measures revenue before fuel surcharges, or “freight revenue,” in addition to operating revenue, because management believes removing this sometimes volatile source of revenue affords a more consistent basis for comparing results of operations from period to period. Operating revenues per total mile, which includes fuel surcharges, were $1.41 per mile for the second quarter 2004 compared to $1.31 for the same quarter of 2003.

Freight revenues per total mile, which excludes fuel surcharges, were $1.32 per mile for the second quarter of 2004, compared to $1.25 for the same quarter of 2003. Freight revenues per loaded mile, excluding fuel surcharges, were $1.48 for the second quarter 2004 compared to $1.40 for the same period 2003. This increase in 2004 is primarily a result of increased line-haul rates and increased accessorial charges related to the new hours of service rules. Equipment utilization, as measured by average operating revenues per tractor per week (including fuel surcharges), was $3,108 during the second quarter of 2004, compared to $2,764 for the same quarter of 2003. Equipment utilization, as measured by average freight revenues per tractor per week (excluding fuel surcharges), was $2,915 during the second quarter of 2004, compared to $2,652 for the same quarter of 2003. The improvement in equipment utilization in 2004 reflects increased line-haul rates and increased accessorial charges related to the new hours of service rules as well as increased miles per tractor per week.

At June 2004, the Company’s fleet included 994 Company-owned tractors and 674 tractors provided by independent contractors compared to 989 Company-owned tractors and 855 tractors provided by independent contractors at June 30, 2003.

Salaries, wages, and benefits increased $1.0 million to $19.3 million during the second quarter 2004 compared to $18.3 million during the second quarter 2003. The increase in 2004 is primarily a result of a higher proportion of miles driven by employee drivers when compared to independent contractors (employee transported miles represented 56.7% of total miles in the second quarter 2004 compared to 50.6% of total miles in the second quarter 2003) as well as an increase in the line-haul rates paid to drivers. In addition, accessorial compensation increased as a result of the new hours of service rules, trainer pay increased as a result of increased turnover, and general and administrative salaries increased due to annual merit increases combined with 2004 bonus accruals. Offsetting these increases is a reduction in driver benefits expense as the Company has fewer participants on its medical plan and has had better claims experience in 2004. Salaries, wages, and benefits, as a percentage of operating revenues, were 29.6% for the second quarter of 2004, compared to 27.9% for the same quarter of 2003. The increase as a percent of revenue is attributable to the increases outlined above combined with lower revenues over which to allocate these costs.

Fuel, maintenance, and other expenses increased $0.6 million to $10.3 million during the second quarter 2004 compared to $9.7 million in the second quarter 2003. The increase in 2004 reflects higher fuel prices, a higher proportion of miles driven by company drivers, and increased equipment damage costs. These increases were offset by lower maintenance costs during the second quarter 2004 when compared to the same period of 2003 as a result of a campaign to repair a number of defective sealed trailer wheel-ends in 2003, a push to repair equipment at Company facilities versus over-the-road, and increased warranty recoveries. Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 15.7%, compared to 14.7% for the same quarter of 2003.

Purchased transportation decreased $3.5 million to $20.2 million in the second quarter 2004 compared to $23.8 million in the second quarter 2003. The decrease in 2004 reflects a lower proportion of miles driven by independent contractors (independent contractor transported miles represented 43.3% of total miles in the second quarter 2004 compared to 49.4% of total miles in the second quarter 2003), offset by an increase in the line-haul and accessorial rates paid to drivers, along with increased fuel surcharge pass-through costs resulting from rising fuel costs. Purchased transportation, as a percentage of operating revenues, was 31.0% for the second quarter of 2004 compared to 36.2% for the same quarter of 2003.

Revenue equipment leases were $0.3 million in both the second quarter 2004 and the same period 2003. Revenue equipment leases, as a percentage of operating revenues, were 0.4% for both periods, reflecting the Company’s use of operating leases for certain tractors acquired in 2002.

Depreciation and amortization decreased $0.3 million to $6.0 million in the second quarter 2004 compared to $6.3 million in the second quarter 2003. Depreciation and amortization, as a percentage of operating revenues, was 9.1% of operating revenues for the second quarter of 2004 compared to 9.6% for the same quarter of 2003. The decrease is a result of reduced depreciation related to the Company’s corporate facility and leasehold improvements as a result of the sale of its rights in the corporate headquarters in the fourth quarter of 2003 along with the disposal of 449 trailers from June 2003 to June 2004.

Insurance, claims and damage expense decreased $0.7 million to $2.8 million in the second quarter 2004 compared to $3.5 million in the second quarter 2003. Insurance, claims and damage expense, as a percentage of operating revenues, was 4.2% for the second quarter of 2004 compared to 5.3% for the same quarter of 2003. The decrease is primarily a result of better claims experience in the second quarter 2004 when compared to the same period 2003, offset by higher liability insurance premium expense claims in 2004. In addition, the second quarter 2003 results include increased insurance and claims cost relating to claims settlements.

Taxes and licenses, as a percentage of operating revenues, was 1.8% for the second quarter of 2004 and 1.7% for the same quarter of 2003. Taxes and licenses expense increased $36,000, or 3.2%, even though the overall fleet is smaller in 2004. This increase is a result of increased fees and assessments levied by taxing authorities seeking to enhance their revenue base.

Communication expense decreased $0.1 million to $0.5 million in the second quarter 2004 compared to $0.6 million in the second quarter 2003. Communication expense, as a percentage of operating revenues, was 0.7% for the second quarter 2004 versus 0.9% for the second quarter of 2003. The decrease reflects the effect of favorable rates for communication services in 2004 combined with fewer tractors in the overall fleet.

Other general and administrative expense decreased $17,000 to $2.6 million in the second quarter 2004 when compared to the same period 2003. Other general and administrative expenses that increased include driver hiring and training expenses, and increased building rent as a result of the Company selling its rights in the corporate headquarters facility and leasing back a portion of the space. Other general and administrative expenses which decreased include office management expenses, building repair costs, and real estate taxes as a result of the Company’s sale of its rights in the headquarter facility, reduced consulting and professional fees, and reduced bad debt expense. Other general and administrative expense, as a percentage of operating revenues, was 3.9% in both periods.

On April 9, 2004, the Company signed a sub-lease agreement to rent 9,000 square feet of its headquarters facility at a rental rate that is less than the rental rate paid by the Company. Accordingly, the Company recorded a pre-tax impairment charge related to this sub-lease agreement of $190,000 in the second quarter 2004. The effect of this charge will be to reduce the Company’s rent expense by approximately $10,000 per quarter over the next 13 quarters.

Gain on the disposition of equipment was $20,000 for the second quarter of 2004 compared to a gain of $3,000 for the same quarter of 2003.

As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues) was 96.8% for the second quarter of 2004 compared to 100.5% for the same quarter of 2003.

Net interest expense decreased $0.2 million to $0.8 million in the second quarter 2004 compared to $1.0 million in the second quarter 2003. Net interest expense, as a percentage of operating revenues, was 1.2% for the second quarter of 2004 compared to 1.6% for the same quarter of 2003. The decrease primarily reflects lower average debt balances in 2004.

The effective tax rate was 39.5% for the second quarter of 2004 compared to 40.0% for the same quarter of 2003.

Net earnings were $795,000 for the second quarter of 2004 compared to net loss of $837,000 for the same quarter of 2003.

Six Months Ended June 30, 2004 and 2003

Operating revenues, including fuel surcharges, were $127.4 million for the six months ended June 30, 2004, a decrease of 4.0% compared to $132.7 million for the same period of 2003. Fuel surcharges were $7.0 million and $6.2 million, for the first six months of 2004 and 2003, respectively, reflecting the effect of higher fuel costs in 2004. Excluding fuel surcharges, revenues decreased 4.8% when compared to the same period of 2003.

The Company measures revenue before fuel surcharges, or “freight revenue,” in addition to operating revenue, because management believes removing this sometimes volatile source of revenue affords a more consistent basis for comparing results of operations from period to period. Operating revenues per total mile, which includes fuel surcharges, were $1.40 per mile for the first six months of 2004, compared to $1.31 for the same period of 2003. Freight revenues per total mile, which excludes fuel surcharges, were $1.32 per mile for the first six months of 2004, compared to $1.25 for the same period of 2002. Freight revenues per loaded mile, excluding fuel surcharges, were $1.48 for the first six months 2004 compared to $1.39 for the same period 2003. This increase in 2004 is primarily a result of increased line-haul and accessorial rates. Equipment utilization, as measured by average operating revenues per tractor per week (including fuel surcharges) was $3,024 during the first six months of 2004 compared to $2,800 for the same period of 2003. Equipment utilization, as measured by average freight revenues per tractor per week (excluding fuel surcharges), was $2,856 during the first six months of 2004 compared to $2,670 for the same period of 2003. The improvement in equipment utilization in 2004 reflects increased line-haul rates and accessorial charges related to the new hours of service rules and increased miles per tractor per week, offset by an increase in deadhead miles.

At June 2004, the Company’s fleet included 994 Company-owned tractors and 674 tractors provided by independent contractors compared to 989 Company-owned tractors and 855 tractors provided by independent contractors at June 30, 2003. At June 30, 2004, 90 tractors were unseated compared to 81 unseated tractors at June 30, 2003.

Salaries, wages, and benefits increased $0.5 million to $37.5 million for the first six months of 2004 compared to $37.0 million for the same period in 2003. The increase in 2004 is primarily a result of a higher proportion of miles driven by employee drivers (employee transported miles represented 55.2% of total miles in the first six months 2004 compared to 51.4% of total miles in the same period 2003) as well as an increase in the line-haul rates paid to drivers. In addition, accessorial compensation increased as a result of the new hours of service rules, trainer pay and student pay increased as a result of increased turnover, and general and administrative salaries increased due to annual merit increases combined with 2004 bonus accruals. Offsetting these increases is a reduction in driver benefits expense as the Company has fewer participants on its medical plan and has had better claims experience in 2004. Salaries, wages, and benefits, as a percentage of operating revenues, were 29.4% for the first six months of 2004 compared to 27.8% for the same period of 2003. The increase as a percent of revenue is attributable to the increases outlined above combined with lower revenues over which to allocate these costs.

Fuel, maintenance, and other expenses decreased $0.9 million to $19.7 million during the first six months of 2004 compared to $20.6 million of the same period 2003. The decrease in 2004 is due to lower maintenance costs during the first six months of 2004 when compared to the same period of 2003 as a result of a campaign to repair a number of defective sealed trailer wheel-ends in 2003, a push to repair equipment at Company facilities versus over-the-road, and increased warranty recoveries. These decreases were offset by higher fuel prices, a higher proportion of miles driven by company drivers, and increased equipment damage costs. Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 15.4%, compared to 15.5% for the same period of 2003.

Purchased transportation decreased $6.7 million to $40.8 million during the first six months 2004 compared to $47.5 million for the same period 2003. Purchased transportation, as a percentage of operating revenues, was 32.1% for the first six months of 2004 compared to 35.8% for the same period of 2003. The decrease in 2004 reflects a lower proportion of miles driven by independent contractors (independent contractor transported miles represented 44.8% of total miles in the first six months of 2004 compared to 48.6% of total miles in the same period 2003), offset by an increase in the line-haul and accessorial rates paid to drivers, along with increased fuel surcharge pass-through costs resulting from rising fuel costs.

Revenue equipment leases were $0.5 million in both the six-month period ended June 30, 2004 and the same period 2003. Revenue equipment leases, as a percentage of operating revenues, were 0.4% for both periods, reflecting the Company’s use of operating leases for certain tractors acquired during 2002.

Depreciation and amortization decreased $0.9 million to $11.7 million for the first six months 2004 compared to $12.6 million for the same period 2003. The decrease is a result of fewer tractors and trailers in 2004 due to a reduction in the fleet and implementation of a lease-to-own program with independent contractors rolled out in 2002 and early-2003. The decrease also resulted from reduced depreciation related to the Company’s corporate facility and leasehold improvements as a result of the sale of its rights in the corporate headquarters in the fourth quarter of 2003 along with the disposal of 449 trailers from June 2003 to June 2004. Depreciation and amortization, as a percentage of operating revenues, was 9.2% of operating revenues for the first six months of 2004 compared to 9.5% for the same period of 2003.

Insurance, claims and damage expense decreased $0.5 million to $5.9 million for the first six months 2004 compared to $6.4 million for the same period 2003. Insurance, claims and damage expense, as a percentage of operating revenues, was 4.6% for the first six months of 2004 compared to 4.8% for the same period of 2003. The decrease is primarily a result of better claims experience in 2004 when compared to the same period 2003, offset by higher liability insurance premium expense claims in 2004.

Taxes and licenses decreased $0.1 million to $2.2 million for the first six months 2004 compared to $2.3 million for the same period 2003. The decrease is due to a reduction in the overall size of the fleet, offset by increased tax levies from various state taxing authorities. Taxes and licenses, as a percentage of operating revenues, was 1.8% for the first six months of 2004 compared to 1.7% for the same period of 2003. Taxes and licenses expense increased as a percent of revenue as a result of lower revenues over which to allocate these costs.

Communication expense decreased $0.2 million to $0.9 million for the first six months 2004 compared to $1.1 million for the same period 2003. Communication expense, as a percentage of operating revenues, was 0.7% for the first six months of 2004 compared to 0.8% for the same period of 2003. The decrease reflects the effect of favorable rates for communication services in 2003 combined with fewer tractors in the overall fleet.

Other general and administrative expense decreased $0.2 million to $4.9 million for the first six months 2004 compared to $5.1 million for the same period 2003. Other general and administrative expenses that increased include driver hiring and training expenses, and increased building rent as a result of the Company selling its rights in the corporate headquarters facility and leasing back a portion of the space. Other general and administrative expenses that decreased include office management expenses, building repair costs, and real estate taxes as a result of the Company’s sale of its rights in the headquarter facility, reduced consulting fees, and reduced bad debt expense due to the recovery of a bad debt write-off of approximately $0.1 million. Other general and administrative expense, as a percentage of operating revenues, was 3.8% for both periods.

During March 2002 the Company initiated a plan to accelerate the disposal of approximately 260 tractors and 500 trailers. As a result of the change in utilization period and related estimated cash flows, the Company recorded a pre-tax $4.7 million impairment charge under Statement of Financial Accounting Standards (“SFAS”) No. 144 related to this disposition of revenue equipment. An analysis of this initial impairment reserve demonstrated that the ultimate impairment on this disposal program was less than originally estimated and the reserve was reduced by $278,000 in the first quarter of 2003.

On April 9, 2004, the Company signed a sub-lease agreement to rent 9,000 square feet of its headquarters facility at a rental rate that is less than the rental rate paid by the Company. Accordingly, the Company recorded a pre-tax impairment charge related to this sub-lease agreement of $190,000 in the second quarter 2004. The effect of this charge will be to reduce the Company’s rent expense by approximately $10,000 per quarter over the next 13 quarters.

Gain on the disposition of equipment was $22,000 for the first six months of 2004 compared to a loss of $4,000 for the same period of 2003.

As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues) was 97.6% for the first six months of 2004 compared to 100.0% for the same period of 2003.

Net interest expense decreased $0.5 million to $1.7 million for the first six months 2004 compared to $2.1 million for the same period 2003. Net interest expense, as a percentage of operating revenues, was 1.3% for the first six months of 2004 compared to 1.6% for the same period of 2003. The decrease primarily reflects lower average debt balances in 2004.

The effective tax rate was 39.5% for the first six months of 2004 compared to 40.0% for the same period of 2003. The lower effective rate in 2004 compared to 2003 reflects the effect of non-deductible items in 2003 for tax purposes.

Earnings before the effect of a change of accounting principle was $0.9 million, or 0.7% of operating revenues, for the first six months of 2004 compared to a loss of $1.3 million, or 1.0% of operating revenues, for the same period of 2003.

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

Net earnings, including the cumulative effect of a change in accounting principle, for the first six months of 2004 was $0.9 million compared to a net loss of $1.4 million for the same period of 2003.

Liquidity and Capital Resources

Net cash provided by operating activities for the first six months of 2004 was $13.2 million compared to $10.8 million provided for the same period of 2003. The net change in operating assets and liabilities provided cash of $0.4 million during the six months of 2004 and provided cash of $0.7 million during the same period 2003. Trade receivables have increased as a result of new accessorial charges, other receivables have decreased as independent contractors continue to pay down lease balances related to the Company’s lease-to-own program, and other liabilities have increased as a result of increased insurance reserves. The increase in cash provided by operating activities is due to current year earnings and increases in operating liabilities offset by increases in trade receivables when compared to the same period of 2003.

Investing activities for the six months of 2004 consumed net cash of $2.5 million compared to $0.4 million net cash consumed by investing activities in the same period of 2003. Gross capital expenditures were $4.5 million in the first six months of 2004 primarily related to the acquisition of 40 replacement tractors. Gross capital expenditures were $1.0 million in the first six months of 2003 primarily related to the acquisition of 27 trailers for a new customer and dedicated business. Proceeds from the disposition of property and equipment for the first six months of 2004 were $2.0 million primarily related to the disposition of 40 replacement tractors and 136 trailers. Proceeds from the disposition of property and equipment for the first six months of 2003 were $0.6 million primarily related to the disposition of 167 trailers.

Financing activities for the first six months of 2004 consumed $7.5 million compared to $10.4 million consumed for the first six months of 2003. Cash consumed in 2004 included net payments on long-term debt and capital leases of $3.7 million and $4.5 million for repurchase and retirement of common stock. The Company’s Board of Directors continues to believe that the Company’s stock is an appropriate investment given current market prices. Cash consumed in 2003 included net payments on long-term debt of $9.5 million and $0.5 million for repurchase and retirement of common stock.

In 1997, the Board of Directors approved purchasing up to 350,000 shares of the Company’s common stock and did not impose an expiration date on such purchases. On March 10, 2004, the Board of Directors approved repurchasing an additional 500,000 shares of the Company’s common stock and again on May 27, 2004, the Board of Directors approved repurchasing an additional 500,000 shares of the Company’s common stock. As of June 30, 2004, the Company has repurchased 855,400 shares, leaving 494,600 shares available for repurchase under this authority.

        The following table shows the monthly 2004 stock repurchase activity:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2004	—	—	—	120,600
February 2004	102,800	$7.53	102,800	17,800
March 2004	57,900	$7.38	57,900	459,900
April 2004	16,700	$7.07	16,700	443,200
May 2004	443,100	$7.17	443,100	500,100
June 2004	5,500	$7.30	5,500	494,600

Total	626,000	$7.24	626,000

The large increase in share repurchases in first and second quarter 2004 reflects the Company’s strong cash flow, which has historically been used for early extinguishment of debt. The Company’s current outstanding debt has favorable interest rates and/or prepayment penalties; accordingly, the Company is using cash generated from operations to enhance shareholder value by repurchasing shares of its common stock.

Working capital was negative $2.5 million at June 30, 2004, compared to negative $33,000 at December 31, 2003 and negative $5.1 million at June 30, 2003. The Company relies primarily on its operating cash flows and available borrowings under its credit facility to satisfy its short-term capital and debt-service requirements.

The Company has a credit agreement which expires on May 5, 2007 for a secured credit facility with maximum combined borrowings and letters of credit of $30.0 million at June 30, 2004. This agreement, effective May 5, 2004, amends the prior credit agreement that was scheduled to expire on October 5, 2004. Amounts actually available under the credit facility are limited by the Company’s accounts receivable and certain unencumbered revenue equipment. The credit facility is used to meet working capital needs, purchase revenue equipment and other assets, and to satisfy letter of credit requirements associated with the Company’s self-insured retention arrangements. At June 30, 2004, there were outstanding borrowings and letters of credit of $0.0 million and $4.8 million, respectively, and the Company was in compliance with the financial covenants under the credit facility. At June 30, 2004, the Company had additional amounts available under its credit facility of $25.2 million. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, the credit facility, and other financing arrangements related to revenue equipment purchases.

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

The following tables set forth the Company’s contractual obligations on balance sheet and off-balance sheet obligations as of June 30, 2004:

Payments Due by Period (In thousands)
Contractual Obligations on Balance Sheet	Total	Less than one year	Years 2 and 3	Years 4 and 5	Year 6 and after

Long-term debt	$36,239	$9,293	$19,701	$7,245	$—
Capital leases	15,022	7,956	7,066	—	—

Total Balance Sheet Contractual Obligations	$51,261	$17,249	$26,767	$7,245	$—

Off-Balance Sheet Obligations	Total	Less than one year	Years 2 and 3	Years 4 and 5	Year 6 and after

Operating leases	$17,428	2,354	4,242	2,161	8,671
Letters of credit	4,840	4,840	—	—	—
Guarantees	1,100	—	1,100	—	—

Total Off-Balance Sheet Obligations	$23,368	$7,194	$5,342	$2,161	$8,671

Total Obligations	$74,629	$24,443	$32,109	$9,406	$8,671

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to certain market risks with its $30.0 million credit agreement, of which $0 was outstanding at June 30, 2004. The agreement bears interest at a variable rate, which was 4.5% at June 30, 2004. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2004, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

On May 27, 2004 the Company held its Annual Meeting of Shareholders. At the meeting, the following persons were elected to the Company’s Board of Directors:

	Votes For	Votes Withheld
Anton J. Christianson	5,024,121	400,398
William P. Murnane	5,305,835	118,684
Charles M. Osborne	5,313,191	111,328
Michael J. Paxton	5,015,401	409,118
Kenneth J. Roering	5,024,021	400,498
William D. Slattery	4,938,526	485,993

At the meeting, the Transport Corporation of America 1995 Stock Plan was amended to permit awards of restricted stock under the plan.

Votes For	Votes Against	Abstain
2,988,039	449,584	2,989

Item 5.    Other Information

On July 16, 2004, the Minnesota division of the Federal Motor Carrier Safety Administration (FMCSA) completed a compliance review of Transport America. While our safety rating has always been and continues to be satisfactory, the highest rating given by the FMCSA, this review resulted in a proposed conditional safety rating. The scope of the compliance review consisted of many areas contained within the Federal Motor Carrier Safety Regulations.

Transport America was found to be in compliance with all areas of the regulations except for one, the accuracy of the driving logs maintained by our drivers and owner operators. No operational safety issues were raised during the FMCSA compliance review.

Safety has always been a strategic priority for Transport America as demonstrated by our outstanding safety record. We are working closely with the FMCSA to establish a Safety Management Plan (SMP), which will detail the actions necessary to ensure the accuracy and compliance of the driving logs maintained by our drivers and owner operators. We will submit this plan to the FMCSA in the near future along with a request to maintain our satisfactory safety rating. While the outcome of this request is undeterminable at this time, we will make every available effort to secure a positive result.

There are three possible safety ratings assigned to interstate motor carriers: “satisfactory”, which we have historically maintained; “conditional”, which means that there are deficiencies requiring correction, but not so significant to warrant loss of carrier authority from the FMCSA; and “unsatisfactory”, which is the result of acute deficiencies and would lead to revocation of carrier authority if not corrected within a specified period of time pursuant to FMCSA regulations.

Transport America has certain standard industry provisions in our contracts with certain customers that could allow those customers to reduce or terminate their relationship with us if we do not have a satisfactory rating. In addition, there is a possibility that a conditional rating could affect our ability to maintain self-insurance authorization with the FMCSA for personal injury and property damage claims relating to the transportation of freight, which could increase our cost of insurance.

In accordance with FMCSA procedures, our safety rating will automatically become conditional on or about August 30, 2004 unless the FMCSA is able to review our SMP and agrees to maintain our current satisfactory safety rating prior to that time, which is uncertain given the expected review period. However, based upon evaluation of available information and consultation with our regulatory counsel, we believe that if our rating were changed to conditional, it would be temporary and any loss of revenue would not be material.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 33-84140) as declared effective by the Commission on November 3, 1994 (the “1994 S-1”)).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the 1994 S-1).
4.1	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) dated February 25, 1997 (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, as amended, filed with the SEC on February 27, 1997; to Exhibit 1 to the Company’s Registration Statement on Form 8-K/A, filed with the SEC on June 29, 1998; and to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A, filed with the SEC on January 21, 2000).
4.1	Second amended and restated credit agreement dated as of May 5, 2004 among LaSalle Bank N.A., US Bank, N.A. and the Company.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

(b) Reports on Form 8-K

On April 15, 2004, the Company furnished a Form 8-K to the SEC under Item 12 (Results of Operations and Financial Condition) a press release regarding the registrant’s results of operations for the first quarter 2004.

On April 21, 2004, the Company furnished a Form 8-K to the SEC under Item 9 (Regulation FD Disclosure) the Transport Corporation of America, Inc. 20003 Annual Report to Shareholders (excluding the Company’s 2003 Form 10-K Annual Report which is enclosed with the Annual Report to Shareholders and is separately filed with the Commission).

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSPORT CORPORATION OF AMERICA, INC.

Date:	July 27, 2004	/s/ Michael J. Paxton

Michael J. Paxton Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Keith R. Klein

Keith R. Klein Chief Financial Officer and Chief Information Officer (Principal Financial and Accounting Officer)