Form 10-Q
period 2004-09-30
TRANSPORT CORPORATION OF AMERICA INC
filed 2004-10-27
CIK 809246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24908

TRANSPORT CORPORATION OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1386925

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1715 Yankee Doodle Road Eagan, Minnesota

(Address of principal executive offices)

55121

(zip code)

(651) 686-2500

(Registrant’s telephone number, including area code)

NA

(Former name, former address and former fiscal year, if changed since last report)

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

YES            NO     X   .

        As of October 15, 2004, the Company had outstanding 6,523,417 shares of Common Stock, $.01 par value.

TRANSPORT CORPORATION OF AMERICA, INC.
Quarterly Report on Form 10-Q

Item 1.   Financial Statements

Transport Corporation of America, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

Assets	September 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$5,415	$2,345
Trade accounts receivable, net	27,721	24,978
Other receivables	2,450	1,200
Operating supplies - inventory	853	813
Deferred income tax benefit	6,516	6,452
Prepaid expenses	2,655	2,894

Total current assets	45,610	38,682
Property and equipment:
Revenue equipment, at cost	183,751	180,970
Less accumulated depreciation	(82,664)	(77,435)

Revenue equipment, net	101,087	103,535
Property and other equipment
Land, buildings, and improvements	16,369	16,237
Other equipment	21,338	21,436
Less accumulated depreciation	(18,275)	(16,667)

Property and equipment, net	19,432	21,006

Revenue, property and other equipment, net	120,519	124,541
Other assets, net	945	2,045

Total assets	167,074	165,268

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	8,544	8,843
Current maturities of capital lease obligations	8,984	4,328
Accounts payable	9,551	3,526
Checks issued in excess of cash balances	1,295	1,066
Due to independent contractors	1,386	1,545
Accrued expenses	22,759	19,407

Total current liabilities	52,519	38,715
Long-term debt, less current maturities	28,549	28,929
Capital lease obligations, less current maturities	4,947	12,820
Deferred income taxes	25,949	26,103
Shareholders’ equity:
Common stock, $.01 par value; 15,000,000 shares authorized,
6,523,417 and 7,141,730 shares issued and outstanding as of
Sepember 30, 2004 and December 31, 2003, respectively	65	71
Additional paid-in capital	25,402	29,889
Retained earnings	29,643	28,741

Total shareholders’ equity	55,110	58,701

Total liabilities and shareholders’ equity	$167,074	$165,268

See accompanying notes to consolidated financial statements.

Transport Corporation of America, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Operating revenues	$65,730	$64,069	$193,105	$196,808
Operating expenses:
Salaries, wages, and benefits	19,888	17,019	57,365	53,965
Fuel, maintenance, and other expenses	11,354	9,524	31,005	30,057
Purchased transportation	19,496	22,914	60,321	70,452
Revenue equipment leases	347	274	892	797
Depreciation and amortization	5,988	6,342	17,693	18,967
Insurance, claims and damage	3,931	2,430	9,824	8,827
Taxes and licenses	1,142	1,118	3,391	3,433
Communications	441	565	1,339	1,661
Other general and administrative expenses	2,343	2,271	7,226	7,341
Impairment of revenue equipment	—	—	—	(278)
Impairment of sublease office space	—	—	190	—
Gain on sale of property and equipment	—	(1,321)	(22)	(1,317)

Total operating expenses	64,930	61,136	189,224	193,905

Operating income	800	2,933	3,881	2,903
Interest expense	777	1,116	2,447	3,387
Interest income	(21)	(37)	(41)	(188)

Interest expense, net	756	1,079	2,406	3,199

Earnings (loss) before income taxes and cumulative
effect of change in accounting principle	44	1,854	1,475	(296)
Provision (benefit) for income taxes	8	811	573	(48)

Earnings (loss) before cumulative effect
of change in accounting principle	36	1,043	902	(248)
Cumulative effect of change in
accounting principle, net of tax effect	—	(1,089)	—	(1,153)

Net earnings (loss)	$36	$(46)	$902	$(1,401)

Net earnings (loss) per share – basic:
Before cumulative effect of change
in accounting principle	0.01	0.15	0.13	(0.03)
Cumulative effect of change in
accounting principle, net of tax effect	—	(0.16)	—	(0.17)

Net earnings (loss) per share	$0.01	$(0.01)	$0.13	$(0.20)

Net earnings (loss) per share – diluted:
Before cumulative effect of change
in accounting principle	0.01	0.15	0.13	(0.03)
Cumulative effect of change in
accounting principle, net of tax effect	—	(0.16)	—	(0.17)

Net earnings earnings (loss) per share	$0.01	$(0.01)	$0.13	$(0.20)

Average common shares outstanding:
Basic	6,523,417	7,141,730	6,788,123	7,181,356
Diluted	6,655,208	7,175,792	6,904,551	7,181,356

See accompanying notes to consolidated financial statements.

Transport Corporation of America, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2004	2003
Operating activities:
Net income (loss)	$902	$(1,401)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	17,693	18,967
Cumulative effect of change in accounting
principle, net of tax effect	—	1,153
Impairment of revenue equipment	—	(278)
Sublease impairment	190	—
Gain on sale of property and equipment	(22)	(1,317)
Deferred income taxes	(218)	(2,122)
Changes in operating assets and liabilities:
Trade receivables	(2,743)	1,408
Lease and other receivables	(1,250)	1,928
Operating supplies – Inventory	(40)	227
Prepaid expenses	239	(950)
Other assets	1,100	574
Accounts payable	6,025	1,993
Due to independent contractors	(159)	929
Accrued expenses	3,162	2,041

Net cash provided by operating activities	24,879	23,152

Investing activities:
Purchases of revenue equipment	(17,135)	(12,004)
Purchases of property and other equipment	(671)	(623)
Proceeds from disposition of equipment	4,157	5,675

Net cash used by investing activities	(13,649)	(6,952)

Financing activities:
Proceeds from issuance of common stock,
and exercise of options and warrants	42	18
Payments for repurchase and retirement of common stock	(4,535)	(460)
Proceeds from issuance of long-term debt	12,098	10,906
Principal payments on long-term debt and capital leases	(15,994)	(25,867)
Proceeds from issuance of notes payable to bank	100	53,100
Principal payments on notes payable to bank	(100)	(55,600)
Change in net checks issued in excess of cash balances	229	1,703

Net cash used by financing activities	(8,160)	(16,200)

Net increase in cash	3,070	—
Cash and cash equivalents, beginning of period	2,345	124

Cash and cash equivalents, end of period	$5,415	$124

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,246	$3,246
Income taxes	840	833
Supplemental schedule of noncash investing and financing activities:
Lease receivables from disposition of revenue equipment	$—	$1,910
Cumulative effect of change in accounting principle
Current maturities of long term debt	$—	$13,000
Purchases of property and other equipment	—	(11,229)

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

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company uses the accounting policies described in that report in preparing quarterly reports.

The Company’s business is seasonal. Operating results for the three-month or nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2.	Impairment of Long-Lived Assets

During March 2002, the Company initiated a plan to accelerate the disposal of approximately 260 tractors and 500 trailers. As a result of the change in utilization period and related estimated cash flows, the Company recorded a pre-tax $4.7 million impairment charge under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, related to this disposition of revenue equipment. The estimated fair value of the revenue equipment was based on a combination of market quotes and independent appraisals of the equipment. The tractors identified for accelerated disposition represent over-the-road units not covered by manufacturer guaranteed residual value programs. The trailers to be disposed of were identified as being in excess of the Company’s needs. An analysis of the initial impairment reserve demonstrated that the ultimate impairment charge on this disposal program was less than originally estimated and the reserve was reduced by $1.0 million in the fourth quarter of 2002 and a further $278,000 in the first quarter of 2003. This disposal program was completed during the second quarter of 2003.

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

(Dollars in thousands)	Revenue equipment impairment
Balance as of December 31, 2001	$—
Initial charge	1,000
Utilization	—

Balance as of December 31, 2002	1,000
Utilization	(729)
Change in estimate	(271)

Balance as of December 31, 2003	$—

3.	Stock-Based Employee Compensation

The Company has adopted the disclosure only provisions of SFAS No. 148 Accounting for Stock–Based Compensation – Transition and Disclosure. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of January 1, 2003. As of September 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net earnings (loss), as reported	$36	$(46)	$902	$(1,401)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(124)	(128)	(176)	(189)

Pro forma net earnings (loss)	$(88)	$(174)	$726	$(1,590)

Earnings (loss) per share:
Basic–as reported	$0.01	$(0.01)	$0.13	$(0.20)
Basic–pro forma	$(0.01)	$(0.02)	$0.11	$(0.22)
Diluted–as reported	$0.01	$(0.01)	$0.13	$(0.20)
Diluted–pro forma	$(0.01)	$(0.02)	$0.11	$(0.22)

Computation of Earnings (Loss) per Common Share (In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Earnings (loss) before cumulative effect
of change in accounting principle	$36	$1,043	$902	$(248)
Cumulative effect of change in
accounting principle, net of tax effect	—	(1,089)	—	(1,153)

Net earnings (loss)	$36	$(46)	$902	$(1,401)

Average number of common
shares outstanding	6,523,417	7,141,730	6,788,123	7,181,356
Dilutive effect of outstanding stock
options and warrants	131,791	34,062	116,428	—

Average number of common and common
equivalent shares outstanding	6,655,208	7,175,792	6,904,551	7,181,356

Net earnings (loss) per share - basic:
Before cumulative effect of change
in accounting principle	0.01	$0.15	$0.13	$(0.03)
Cumulative effect of change in
accounting principle, net of tax effect	—	(0.16)	—	(0.17)

Net earnings (loss) per share	$0.01	$(0.01)	$0.13	$(0.20)

Net earnings (loss) per share - diluted:
Before cumulative effect of change
in accounting principle	$0.01	$0.15	$0.13	$(0.03)
Cumulative effect of change in
accounting principle, net of tax effect	—	(0.16)	—	(0.17)

Net earnings (loss) per share	$0.01	$(0.01)	$0.13	$(0.20)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides material historical and prospective disclosures intended to enable investors and other users to assess the Company’s financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the caption “Forward-Looking Statements” on page 23 of this Quarterly Report on Form 10-Q. The Company believes it may be useful to read this MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2003, and its reports on Forms 10-Q and 8-K and other publicly available information.

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

Significant Transactions and Financial Trends

Throughout this MD&A, you will read about significant transactions or events that materially contribute to or reduce earnings and materially affect financial trends. Significant transactions and events discussed in this MD&A include:

•	Impairment charges recorded in 2002 related to the disposal of tractors and trailers and reductions of these impairment reserves during 2003 when the ultimate impairment proved to be less than originally estimated;
•	The adoption in the first quarter 2003 of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” which required the Company to establish a liability of $212,000 for the fair value of tire disposal fees, a prepaid asset related to tire disposal fees of $106,000, and a charge of $64,000, net of a tax benefit of $42,000, representing the cumulative effect of change in accounting principle;
•	The adoption in the third quarter 2003 of Financial Accounting Standards Boards (FASB) Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities” requiring the Company to record a lease arrangement, previously accounted for as an operating lease, in its financial statements as an asset of $11.2 million, with related debt of $13.0 million, and a cumulative-effect adjustment of $1.1 million (net of a tax benefit of $0.7 million);

•	The sale during the third quarter 2003 of a maintenance facility located in Clarksville, Indiana, for net cash proceeds of $2.1 million, resulting in a gain on the sale of $1.3 million; and
•	The signing of a sub-lease agreement to rent 9,000 square feet of its headquarters facility at a rental rate that is less than the rental rate paid by the Company, which required the Company to record a pre-tax impairment charge related to this sub-lease agreement of $190,000 in the second quarter 2004.

These significant transactions and events result from unique facts and circumstances that likely will not recur with similar materiality or impact on future operations. While these items are important in understanding and evaluating financial results and trends, other transactions or events such as those discussed later in this MD&A may also have a material impact on future operations. A complete understanding of these transactions and events is necessary in order to estimate the likelihood that these trends will continue.

Revenues continue to be negatively impacted by lower than expected seated tractors and the limited availability of independent contractor capacity. Average seated tractor counts by quarter for tractors owned by the Company and tractors provided by independent contractors were as follows:

	Average Seated Company Tractors	Average Independent Contractor Tractors	Total Average Seated Tractors

1st Qtr 2003	971	845	1,816
2nd Qtr 2003	926	850	1,776
3rd Qtr 2003	852	805	1,657
4th Qtr 2003	827	746	1,573
1st Qtr 2004	832	698	1,530
2nd Qtr 2004	895	667	1,562
3rd Qtr 2004	920	628	1,548

The reduction in overall capacity reduces the number of miles the Company operates. Total miles decreased 6.3% to 45.0 million miles in the third quarter 2004 compared to 48.0 million miles for the same period in 2003. For the nine months ended September 30, 2004, total miles decreased 8.7% to 135.3 million miles compared to 148.2 million miles for the same period in 2003. The Company has been able to partially offset the effect on revenues and earnings of the decrease in total miles by adding customers and lanes that build density and better balance the network, resulting in increased productivity and reduced costs.

The Company experienced increased accident and claim costs during the third quarter of 2004. Insurance, claims and damage expense increased $1.5 million to $3.9 million in the third quarter 2004 compared to $2.4 million in the third quarter 2003. The increase is a result of higher accident frequency and severity during the third quarter 2004 when compared to the same period in 2003, and is further impacted by higher liability insurance premiums in 2004 when compared to 2003. The Company is currently undertaking an internal review of its safety and training standards and expects to further enhance its safety programs.

High fuel costs continue to impact the Company’s industry. While the Company is able to recover most of this increased cost through fuel surcharge arrangements with the majority of its customers, the Company does absorb increased fuel costs on empty miles. Third quarter 2004 and year-to-date 2004 results were negatively impacted in 2004 by $83,000 and $309,000, respectively, due to increased fuel costs, when compared to the same periods of 2003.

Significant Operating Trends

As discussed above, revenues continue to be negatively impacted by higher than expected unseated tractors (tractors owned by the Company for which no driver is available to assign) and the limited availability of independent contractor capacity. While the hiring market has tightened significantly, the Company continues to take actions that it expects will address this trend, including increasing driver pay rates and attempting to design its network in such a manner as to offer drivers more time to be at home.

The Company has benefited from broad cost reduction initiatives implemented in 2003 and has implemented new initiatives in 2004 which are expected to continue to reduce non-driver salaries and wages, maintenance costs, accident claim costs, depreciation and other general and administrative costs.

Finally, the Company continues to secure new opportunities that drive density and balance in the Company’s network. In addition, the Company is attaining increased freight rates as it better manages its network and customer mix.

Outlook

Looking forward, the Company expects the rate environment to remain favorable throughout the remainder of 2004 and into 2005. The improved economic conditions and limited driver availability continue to put pressure on truckload capacity. Sequentially, the Company has experienced seven quarters in a row of increased rates, and expects to pursue further increases with specific customers or on specific lanes that do not adequately contribute to profitability and the overall strategy of network density and balance.

The Company expects upward pressure on costs throughout the remainder of 2004 and into 2005. The tight driver market continues to put pressure on driver hiring expenses, insurance premiums continue to increase, and tractor replacements in 2004 are required to comply with new EPA standards that will lead to increased depreciation expenses and reduced fuel efficiency.

The biggest challenge for the Company and the industry will continue to be seated capacity since the market for new drivers has tightened significantly.

The Company has implemented several programs to boost its recruiting efforts and increase the seated fleet percentage. While the Company has begun to reverse the attrition rate and is improving Company driver retention, it continues to experience increased turnover in its fleet of independent contractors due to competitive pressures and drivers leaving the industry.

Three Months Ended September 30, 2004 and 2003

Operating revenues, including fuel surcharges, were $65.7 million for the quarter ended September 30, 2004, an increase of 2.5% compared to $64.1 million for the same quarter of 2003. Fuel surcharges were $4.8 million and $2.3 million for the third quarters of 2004 and 2003, respectively, reflecting the effect of higher fuel costs in 2004. Excluding fuel surcharges, revenues for this year’s third quarter decreased 1.5% when compared to the same period of 2003.

The Company measures revenue before fuel surcharges, or “freight revenue,” in addition to operating revenue, because management believes removing this sometimes volatile source of revenue affords a more consistent basis for comparing results of operations from period to period. Operating revenues per total mile, which includes fuel surcharges, were $1.44 per mile for the third quarter of 2004 compared to $1.32 for the same quarter of 2003. Freight revenues per total mile, which excludes fuel surcharges, were $1.33 per mile for the third quarter of 2004, compared to $1.27 for the same quarter of 2003. Operating revenues per loaded mile, which includes fuel surcharges, were $1.62 for the third quarter of 2004 compared to $1.47 for the same period of 2003. Freight revenues per loaded mile, which excludes fuel surcharges, were $1.50 for the third quarter of 2004 compared to $1.42 for the same period of 2003. These increases are primarily a result of increased line-haul rates and increased accessorial charges related to the new hours of service rules, as well as changes in customer mix.

The following table reconciles the differences between these non-GAAP financial measures excluding fuel surcharges and the most directly comparable GAAP measures including fuel surcharges.

	3rd Quarter 2004	3rd Quarter 2003
Operating Revenue per total mile	$1.44	$1.32
Fuel surcharge per total mile	0.11	0.05

Freight revenue per total mile	$1.33	$1.27

Operating Revenue per loaded mile	$1.62	$1.47
Fuel surcharge per loaded mile	0.12	0.05

Freight revenue per loaded mile	$1.50	$1.42

Equipment utilization, as measured by average operating revenues per tractor per week (including fuel surcharges), was $3,113 during the third quarter of 2004, compared to $2,828 for the same quarter of 2003. Equipment utilization, as measured by average freight revenues per tractor per week (excluding fuel surcharges), was $2,882 during the third quarter of 2004, compared to $2,725 for the same quarter of 2003.

The following table reconciles the differences between these non-GAAP financial measures excluding fuel surcharges and the most directly comparable GAAP measures including fuel surcharges.

	3rd Quarter 2004	3rd Quarter 2003
Operating revenue per tractor per week	$3,113	$2,828
Fuel surcharge per tractor per week	231	103

Freight revenue per tractor per week	$2,882	$2,725

At September 30, 2004, the Company’s fleet was comprised of 1,023 Company-owned tractors and 625 tractors provided by independent contractors, compared to 1,035 Company-owned tractors and 803 tractors provided by independent contractors at September 30, 2003.

Salaries, wages, and benefits increased $2.9 million to $19.9 million during the third quarter of 2004 compared to $17.0 million during the third quarter of 2003. The increase is primarily a result of higher miles driven by employee drivers when compared to independent contractors (employee transported miles represented 58.7% of total miles in the third quarter of 2004 compared to 50.4% of total miles in the third quarter of 2003), as well as an increase in the line-haul rates paid to drivers. In addition, accessorial compensation increased as a result of the new hours of service rules, trainer pay increased as a result of additional trainers, driver benefits increased due to higher medical coverage costs, and workers’ compensation costs increased due to increased per-claim costs. Offsetting these increases is a reduction in G&A wages related to reversing previously recorded management incentive accruals during the third quarter of 2004 as annualized year-to-date results indicate incentive targets will not be achieved for 2004. Salaries, wages, and benefits, as a percentage of operating revenues, were 30.2% for the third quarter of 2004, compared to 26.6% for the same quarter of 2003.

Fuel, maintenance, and other expenses increased $1.9 million to $11.4 million during the third quarter of 2004 compared to $9.5 million in the third quarter of 2003. The increase reflects higher fuel prices, a higher proportion of miles driven by company drivers, and increased equipment damage costs. These increases were offset by lower maintenance costs during the third quarter of 2004 when compared to the same period of 2003. Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 17.3%, compared to 14.9% for the same quarter of 2003.

Purchased transportation decreased $3.4 million to $19.5 million in the third quarter of 2004 compared to $22.9 million in the third quarter of 2003. The decrease reflects lower miles driven by independent contractors (independent contractor transported miles represented 41.3% of total miles in the third quarter of 2004 compared to 49.6% of total miles in the third quarter of 2003), offset by an increase in the line-haul and accessorial rates paid to independent contractors, along with increased fuel surcharge pass-through costs resulting from rising fuel costs. Purchased transportation, as a percentage of operating revenues, was 29.7% for the third quarter of 2004 compared to 35.8% for the same quarter of 2003.

Revenue equipment leases were $0.3 million in both the third quarter of 2004 and the same period of 2003. Revenue equipment leases, as a percentage of operating revenues, were 0.5% for the third quarter of 2004 compared to 0.4% for the same period of 2003, reflecting the Company’s use of operating leases for certain tractors acquired in 2002 and 2004.

Depreciation and amortization decreased $0.3 million to $6.0 million in the third quarter of 2004 compared to $6.3 million in the third quarter of 2003. Depreciation and amortization, as a percentage of operating revenues, was 9.1% of operating revenues for the third quarter of 2004 compared to 9.8% for the same quarter of 2003. The decrease is due to reduced depreciation as a result of the sale of the Company’s rights in the corporate headquarters in the fourth quarter of 2003.

Insurance, claims and damage expense increased $1.5 million to $3.9 million in the third quarter 2004 compared to $2.4 million in the third quarter 2003. Insurance, claims and damage expense, as a percentage of operating revenues, was 6.0% for the third quarter of 2004 compared to 3.8% for the same quarter of 2003. The increase is a result of higher accident frequency and severity during the third quarter of 2004 as compared to the same period of 2003.

Taxes and licenses expense remained at $1.1 million in both the third quarter of 2004 and the same period of 2003 even though the Company’s overall fleet is smaller in 2004, due to increased fees and assessments levied by taxing authorities. Taxes and licenses, as a percentage of operating revenues, was 1.7% for the third quarter of 2004 and the same quarter of 2003.

Communication expense decreased $0.2 million to $0.4 million in the third quarter 2004 compared to $0.6 million in the third quarter 2003. Communication expense, as a percentage of operating revenues, was 0.6% for the third quarter 2004 versus 0.9% for the third quarter of 2003. The decrease reflects the effect of favorable rates for communication services in 2004 combined with fewer tractors in the overall fleet.

Other general and administrative expense remained at $2.3 million in both the third quarter of 2004 and the same period of 2003. Other general and administrative expenses that increased include driver hiring and training expenses and building rent as a result of the Company selling its rights in the corporate headquarters facility and leasing back a portion of the space in the fourth quarter of 2003. Other general and administrative expenses which decreased include office management expenses, building repair costs, and real estate taxes as a result of the Company’s sale of its rights in the headquarters facility. Other general and administrative expense, as a percentage of operating revenues, was 3.5% in the third quarter 2004 compared to 3.6% in the third quarter 2003.

During the second quarter of 2003, the Company sold a maintenance facility located in Clarksville, Indiana for net cash proceeds of $2.1 million and recorded a gain on the sale of the property of $1.3 million.

As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues) was 98.8% for the third quarter of 2004 compared to 95.4% for the same quarter of 2003.

Net interest expense decreased $0.3 million to $0.8 million in the third quarter of 2004 compared to $1.1 million in the third quarter of 2003. Net interest expense, as a percentage of operating revenues, was 1.2% for the third quarter of 2004 compared to 1.7% for the same quarter of 2003. The decrease primarily reflects lower average debt balances during the third quarter of 2004 as well as reduced interest expense for the corporate building due to the Company’s sale of its rights in the headquarters facility during the fourth quarter of 2003.

The effective tax rate was 18.2% for the third quarter of 2004 compared to 43.7% for the same quarter of 2003. Excluding the taxes attributable to the$1.3 million gain on the sale of the Clarksville facility, the effective tax rate was 56.8% for the third quarter of 2003. The third quarter 2004 effective rate is lower than statutory rates due to an adjustment during the quarter to bring rates in line with projected annual rates, and is subject to additional volatility as the Company is close to break-even for the quarter due to the impact of permanent and temporary tax timing differences.

In 1999, the Company entered into a lease arrangement for its corporate headquarters facility, which had been financed by a special purpose entity (“SPE”) sponsored by a bank. The SPE was not consolidated in the Company’s financial statements and the Company had accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases.” In conjunction with this arrangement, the Company had a residual value guarantee of up to $11.2 million, plus selling costs, if the Company did not exercise its purchase option and the property was sold for less than $13.0 million, the asset termination value. In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” The Company evaluated the treatment of this leasing arrangement under FIN No. 46 and concluded the pronouncement required the Company to record the asset and related liability in its financial statements. During the third quarter 2003, the Company elected early adoption and the prospective applications provisions of FIN No. 46 and, accordingly, recorded an asset of $11.2 million, the related debt of $13.0 million, and a cumulative-effect adjustment of $1.1 million (net of tax benefit of $0.7 million).

Net earnings were $36,000 for the third quarter of 2004 compared to a net loss of $46,000 for the same quarter of 2003.

Nine Months Ended September 30, 2004 and 2003

Operating revenues, including fuel surcharges, were $193.1 million for the nine months ended September 30, 2004, a decrease of 1.9% compared to $196.8 million for the same period of 2003. Fuel surcharges were $11.8 million and $8.5 million for the first nine months of 2004 and 2003, respectively, reflecting the effect of higher fuel costs in 2004. Freight revenues, excluding fuel surcharges, revenues decreased 3.7% when compared to the same period of 2003.

Operating revenues per total mile, which includes fuel surcharges, were $1.41 per mile for the first nine months of 2004, compared to $1.31 for the same period of 2003. Freight revenues per total mile, which excludes fuel surcharges, were $1.32 per mile for the first nine months of 2004, compared to $1.26 for the same period of 2003. Operating revenues per loaded mile, which includes fuel surcharges, were $1.58 for the first nine months of 2004, compared to $1.47 for the same period 2003. Freight revenues per loaded mile, which excludes fuel surcharges, were $1.48 for the first nine months of 2004 compared to $1.40 for the same period of 2003. These increases are primarily a result of increased line-haul and accessorial rates, as well as changes in customer mix.

The following table reconciles the differences between these non-GAAP financial measures excluding fuel surcharges and the most directly comparable GAAP measures including fuel surcharges.

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Operating Revenue per total mile	$1.41	$1.31
Fuel surcharge per total mile	0.09	0.05

Freight revenue per total mile	$1.32	$1.26

Operating Revenue per loaded mile	$1.58	$1.47
Fuel surcharge per loaded mile	0.10	0.07

Freight revenue per loaded mile	$1.48	$1.40

Equipment utilization, as measured by average operating revenues per tractor per week (including fuel surcharges), was $3,053 during the first nine months of 2004 compared to $2,809 for the same period of 2003. Equipment utilization, as measured by average freight revenues per tractor per week (excluding fuel surcharges), was $2,865 during the first nine months of 2004 compared to $2,687 for the same period of 2003. The improvement in equipment utilization in 2004 reflects increased line-haul rates and accessorial charges related to the new hours of service rules and increased miles per tractor per week, offset by an increase in deadhead miles.

The following table reconciles the differences between these non-GAAP financial measures excluding fuel surcharges and the most directly comparable GAAP measures including fuel surcharges.

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Operating Revenue per tractor per week	$3,053	$2,809
Fuel surcharge per tractor per week	188	122

Freight revenue per tractor per week	$2,865	$2,687

Salaries, wages, and benefits increased $3.4 million to $57.4 million for the first nine months of 2004 compared to $54.0 million for the same period in 2003. The increase is primarily a result of higher miles driven by employee drivers (employee transported miles represented 56.4% of total miles in the first nine months of 2004 compared to 51.1% of total miles in the same period of 2003), as well as an increase in the line-haul rates paid to drivers. In addition, accessorial compensation increased as a result of the new hours of service rules, trainer pay and student pay increased as a result of additional trainers and increased turnover, driver benefits increased due to higher medical coverage costs, and workers’ compensation costs have increased due to increased per-claim costs. Salaries, wages, and benefits, as a percentage of operating revenues, were 29.7% for the first nine months of 2004 compared to 27.4% for the same period of 2003.

Fuel, maintenance, and other expenses increased $0.9 million to $31.0 million during the first nine months of 2004 compared to $30.1 million for the same period of 2003. The increase reflects higher fuel prices, a higher proportion of miles driven by company drivers, and increased equipment damage costs. These increases were offset by lower maintenance costs during the first nine months of 2004 when compared to the same period of 2003. Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 16.1% for the nine months ending September 30, 2004, compared to 15.3% for the same period of 2003.

Purchased transportation decreased $10.2 million to $60.3 million during the first nine months of 2004 compared to $70.5 million for the same period of 2003. Purchased transportation, as a percentage of operating revenues, was 31.2% for the first nine months of 2004 compared to 35.8% for the same period of 2003. The decrease reflects lower miles driven by independent contractors (independent contractor transported miles represented 43.6% of total miles in the first nine months of 2004 compared to 48.9% of total miles in the same period of 2003), offset by an increase in the line-haul and accessorial rates paid to independent contractors, along with increased fuel surcharge pass-through costs resulting from rising fuel costs.

Revenue equipment leases were $0.9 million during the first nine months of 2004 compared to $0.8 million for the same period of 2003. Revenue equipment leases, as a percentage of operating revenues, were 0.5% for the first nine months of 2004 compared to 0.4% for the same period of 2003, reflecting the Company’s use of operating leases for certain tractors acquired during 2002 and 2004.

Depreciation and amortization decreased $1.3 million to $17.7 million for the first nine months of 2004 compared to $19.0 million for the same period of 2003. The decrease is a result of fewer tractors and trailers in 2004 due to a reduction in the fleet and implementation of a lease-to-own program with independent contractors rolled out in 2002 and early-2003. The decrease also resulted from reduced depreciation related to the Company’s corporate facility and leasehold improvements as a result of the sale of its rights in the corporate headquarters in the fourth quarter of 2003. Depreciation and amortization, as a percentage of operating revenues, was 9.2% of operating revenues for the first nine months of 2004 compared to 9.7% for the same period of 2003.

Insurance, claims and damage expense increased $1.0 million to $9.8 million for the first nine months of 2004 compared to $8.8 million for the same period of 2003. Insurance, claims and damage expense, as a percentage of operating revenues, was 5.1% for the first nine months of 2004 compared to 4.5% for the same period of 2003. The increase is primarily a result of higher accident frequency and severity during 2004 as compared to 2003.

Taxes and licenses were $3.4 million for the first nine months of both 2004 and 2003. Taxes and licenses, as a percentage of operating revenues, was 1.8% for the first nine months of 2004 compared to 1.7% for the same period of 2003.

Communication expense decreased $0.4 million to $1.3 million for the first nine months of 2004 compared to $1.7 million for the same period of 2003. Communication expense, as a percentage of operating revenues, was 0.7% for the first nine months of 2004 compared to 0.9% for the same period of 2003. The decrease reflects the effect of favorable rates for communication services in 2004 combined with fewer tractors in the overall fleet.

Other general and administrative expense decreased $0.1 million to $7.2 million for the first nine months of 2004 compared to $7.3 million for the same period of 2003. Other general and administrative expenses that increased include driver hiring and training expenses and building rent as a result of the Company selling its rights in the corporate headquarters facility and leasing back a portion of the space in the fourth quarter of 2003. Other general and administrative expenses that decreased include office management expenses, building repair costs, and real estate taxes as a result of the Company’s sale of its rights in the headquarters facility, and reduced consulting fees. Other general and administrative expense, as a percentage of operating revenues, was 3.7% for both periods.

During March 2002, the Company initiated a plan to accelerate the disposal of approximately 260 tractors and 500 trailers. As a result of the change in utilization period and related estimated cash flows, the Company recorded a pre-tax $4.7 million impairment charge under SFAS No. 144 related to this disposition of revenue equipment. An analysis of the Company’s initial impairment reserve demonstrated that the ultimate impairment on this disposal program was less than originally estimated and the reserve was reduced by $278,000 in the first quarter of 2003.

On April 9, 2004, the Company signed a sub-lease agreement to rent 9,000 square feet of its headquarters facility at a rental rate that is less than the rental rate paid by the Company. Accordingly, the Company recorded a pre-tax impairment charge related to this sub-lease agreement of $190,000 in the second quarter of 2004.

Gain on the disposition of equipment was $22,000 for the first nine months of 2004 compared to a gain of $1.3 million for the same period 2003 related to the sale of a maintenance facility located in Clarksville, Indiana.

As a result of the items discussed above, the Company’s operating income was $3.9 million for the first nine months of 2004 compared to $2.9 million for the same period of 2003. The Company’s operating ratio (operating expenses as a percentage of operating revenues) was 98.0% for the first nine months of 2004 compared to 98.5% for the same period of 2003.

Net interest expense decreased $0.8 million to $2.4 million for the first nine months of 2004 compared to $3.2 million for the same period of 2003. Net interest expense, as a percentage of operating revenues, was 1.2% for the first nine months of 2004 compared to 1.6% for the same period of 2003. The decrease primarily reflects lower average debt balances during the first nine months of 2004.

The effective tax rate was 38.8% for the first nine months of 2004 compared to 16.2% for the same period of 2003. The higher effective rate for the first nine months of 2004 reflects the effect of non-deductible items in both 2004 and 2003 for tax purposes. The lower effective rate for the first nine months of 2003 also results from the adjustment of year-to-date tax benefit from operations to the computed rate of 16.2% as of September 30, 2003. The difference between the effective rate and statutory rates is due to the effect of non-deductible items in 2003 in relation to the fact that the Company’s year-to-date loss before income taxes and the cumulative effect of a change in accounting principle is near break-even.

Earnings before the cumulative effect of a change in accounting principle was $0.9 million, or 0.5% of operating revenues, for the first nine months of 2004 compared to a loss of $0.2 million, or 0.1% of operating revenues, for the same period of 2003.

In 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” effective for fiscal years beginning after June 15, 2002. The Statement requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. It has been determined that SFAS No. 143 applies to environmental disposal fees related to tractor and trailer tires. As a result of its adoption of SFAS No. 143 in the first quarter of 2003, the Company established a liability of $212,000 for the fair value of tire disposal fees. In addition, the Company recorded a prepaid asset related to tire disposal fees of $106,000 and a charge of $64,000, net of a tax benefit of $42,000, representing the cumulative effect of a change in accounting principle.

In 1999, the Company entered into a lease arrangement for its corporate headquarters facility, which had been financed by a special purpose entity (“SPE”) sponsored by a bank. The SPE was not consolidated in the Company’s financial statements and the Company had accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases.” In conjunction with this arrangement, the Company had a residual value guarantee of up to $11.2 million, plus selling costs, if the Company did not exercise its purchase option and the property was sold for less than $13.0 million, the asset termination value. In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. The Company evaluated the treatment of this leasing arrangement under FIN No. 46 and concluded the pronouncement required the Company to record the asset and related liability in its financial statements. During the third quarter 2003, the Company elected early adoption and the prospective applications provisions of FIN No. 46, and accordingly, recorded an asset of $11.2 million, the related debt of $13.0 million, and a cumulative-effect adjustment of $1.1 million (net of tax benefit of $0.7 million).

Net earnings, including the cumulative effect of a change in accounting principle, for the first nine months of 2004 was $0.9 million compared to a net loss of $1.4 million for the same period of 2003.

Liquidity and Capital Resources

Cash and cash equivalents was $5.4 million at September 30, 2004 compared to $0.1 million at September 30, 2003. Net cash provided by operating activities for the first nine months of 2004 was $24.9 million compared to $23.1 million provided for the same period of 2003. The net change in operating assets and liabilities provided cash of $6.3 million during the first nine months of 2004 and provided cash of $8.2 million during the same period of 2003. Trade receivables have increased as a result of new accessorial charges, and other receivables have increased due to an accrual for proceeds related to the disposal of 53 tractors during the third quarter of 2004. Other assets have decreased as a result of independent contractors continuing to pay down balances due on tractor purchases under the Company’s lease-to-own program, accounts payable have increased due to an accrual related to the payment for the purchase of 167 trailers, and other liabilities have increased as a result of increased insurance reserves.

Investing activities for the first nine months of 2004 consumed net cash of $13.7 million compared to $6.9 million net cash consumed by investing activities in the same period of 2003. Gross capital expenditures were $17.8 million in the first nine months of 2004 primarily related to the acquisition of 90 replacement tractors and 399 trailers. Gross capital expenditures were $12.6 million in the first nine months of 2003 primarily related to the acquisition of 130 replacement tractors and 27 trailers. Proceeds from the disposition of property and equipment for the first nine months of 2004 were $4.2 million, primarily related to the disposition of 94 replacement tractors and 368 trailers. Proceeds from the disposition of property and equipment for the first nine months of 2003 were $5.7 million primarily related to the disposition of 150 replacement tractors and 351 trailers.

Financing activities for the first nine months of 2004 consumed $8.2 million compared to $16.2 million consumed for the first nine months of 2003. Cash consumed to date in 2004 included net payments on long-term debt of $3.9 million, and $4.5 million for the repurchase and retirement of common stock. The Company’s Board of Directors continues to believe that the Company’s stock is an appropriate investment given current market prices. Cash consumed for the first nine months of 2003 included net payments on long-term debt of $15.0 million and $0.5 million for the repurchase and retirement of common stock.

In 1997, the Board of Directors approved purchasing up to 350,000 shares of the Company’s common stock and did not impose an expiration date on such authority. On March 10, 2004, the Board of Directors approved repurchasing an additional 500,000 shares of the Company’s common stock and again on May 27, 2004, the Board of Directors approved repurchasing an additional 500,000 shares of the Company’s common stock. As of September 30, 2004, the Company has repurchased 855,400 shares, leaving 494,600 shares available for authorized repurchases.

The following table shows the monthly 2004 stock repurchase activity:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2004	—	—	—	120,600
February 2004	102,800	$7.53	102,800	17,800
March 2004	57,900	7.38	57,900	459,900

First Quarter Totals	160,700	$7.48	160,700	459,900

April 2004	16,700	7.07	16,700	443,200
May 2004	443,100	7.17	443,100	500,100
June 2004	5,500	7.30	5,500	494,600

Second Quarter Totals	465,300	$7.17	465,300	494,600

July 2004	—	—	—	494,600
August 2004	—	—	—	494,600
September 2004	—	—	—	494,600

Third Quarter Totals	—	$0.00	—	494,600

Year to Date Totals	626,000	$7.24	626,000	494,600

(1)   As initially approved in 1997, and further increased in March and May of 2004, the Board of Directors has authorized the Company to purchase up to 1,350,000 shares of the Company’s common stock. This program has no expiration date but may be terminated by the Board of Directors at any time.

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

Working capital was negative $6.9 million at September 30, 2004, compared to negative $33,000 at December 31, 2003 and negative $19.5 million at September 30, 2003. The decrease in working capital from December 31, 2003 to September 30, 2004 is a result of balloon payments on capital leases that mature in the next twelve months as well as increased insurance reserves. The Company relies primarily on its operating cash flows and available borrowings under its credit facility to satisfy its short-term capital and debt-service requirements.

The Company has a credit agreement which expires on May 5, 2007, for a secured credit facility with maximum combined borrowings and letters of credit at September 30, 2004 of $30.0 million. Amounts actually available under the credit facility are limited by the Company’s accounts receivable and certain unencumbered revenue equipment. The credit facility is used to meet working capital needs, purchase revenue equipment and other assets, and satisfy letter of credit requirements associated with the Company’s self-insured retention arrangements. At September 30, 2004, there were outstanding borrowings and letters of credit of $0.0 and $5.1 million, respectively, and the Company was in compliance with the financial covenants under the credit facility. At September 30, 2004, the Company had additional amounts available under its credit facility of $23.2 million. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, the credit facility, and other financing arrangements related to revenue equipment purchases.

Off-Balance Sheet Arrangements and Contractual Obligations

It is not the Company’s usual business practice to enter into off-balance sheet arrangements, except for off-balance sheet arrangements related to operating lease commitments and letters of credit for self-insured workers’ compensation reserves disclosed in the table of contractual obligations below. The Company entered into lease arrangements in 2002 for revenue equipment that are classified as operating leases. The lease agreements are for terms of 48 months and contain TRAC (terminal rental adjustment clause) provisions, which require the Company to guarantee a termination value as a percentage of the original cost of the leased equipment at the lease termination date. The maximum potential amount the Company could be required to pay under the guarantees is $1.1 million.

The following tables set forth the Company’s contractual obligations on balance sheet and off-balance sheet obligations as of September 30, 2004:

Payments Due by Period
(In thousands)

Contractual Obligations on Balance Sheet	Total	Less than one year	Years 2 and 3	Years 4 and 5	Year 6 and after

Long-term debt	$37,093	$8,544	$19,337	$9,136	$76
Capital leases	13,931	8,984	4,947	—	—

Total Balance Sheet Contractual Obligations	$51,024	$17,528	$24,284	$9,136	$76

Off-Balance Sheet Obligations	Total	Less than one year	Years 2 and 3	Years 4 and 5	Year 6 and after

Operating leases	17,264	2,569	4,135	2,162	8,398
Letters of credit	5,090	5,090	—	—	—
Guarantees	1,100	—	1,100	—	—

Total Off-Balance Sheet Obligations	$23,454	$7,659	$5,235	$2,162	$8,398

Total Obligations	$74,478	$25,187	$29,519	$11,298	$8,474

Forward-looking Statements

Statements included in this MD&A , elsewhere in this report, in the Company’s Annual Report on Form 10-K, in future filings by the Company with the SEC, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts, are forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The following important factors, among other things, in some cases have affected and in the future could affect the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the highly competitive conditions that currently exist in the Company’s market and the Company’s ability to compete, (2) the Company’s ability to recruit, train, and retain qualified drivers, (3) increases in fuel prices, and the Company’s ability to recover these costs from its customers, (4) the impact of environmental standards and regulations on new revenue equipment, (5) changes in governmental regulations applicable to the Company’s operations, including hours of service regulations (6) adverse weather conditions, (7) accidents, (8) the market for used revenue equipment, (9) changes in interest rates, (10) the cost of liability insurance coverage, and (11) downturns in general economic conditions affecting the Company and its customers. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise or update any previously made forward-looking statements. Unanticipated events are likely to occur.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to certain market risks with its $30.0 million credit agreement, of which $0.0 was outstanding at September 30, 2004. The agreement bears interest at a variable rate, which was 5.25% at September 30, 2004. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2004, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The information regarding issuer purchases of equity securities is incorporated herein from Item 2 of Part 1 of this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 33-84140) as declared effective by the Commission on November 3, 1994 (the “1994 S-1”)).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the 1994 S-1).

4.1	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) dated February 25, 1997 (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, as amended, filed with the SEC on February 27, 1997; to Exhibit 1 to the Company’s Registration Statement on Form 8-K/A, filed with the SEC on June 29, 1998; and to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A, filed with the SEC on January 21, 2000).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSPORT CORPORATION OF AMERICA, INC.

Date:	October 27, 2004	/s/ Michael J. Paxton

Michael J. Paxton Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Keith R. Klein

Keith R. Klein Chief Financial Officer and Chief Information Officer (Principal Financial and Accounting Officer)