Form 10-K
period 2004-12-31
TRANSPORT CORPORATION OF AMERICA INC
filed 2005-03-03
CIK 809246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

(Mark One )	FORM 10-K

|X|	Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

|_|	Transition Report Pursuant to Section 13 or 15(d) of the
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):
YES  |_|    NO |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $32,957,116.

As of February 28, 2005, the Company had outstanding 6,554,528 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference: Portions of Transport Corporation of America, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2005 are incorporated by reference into Part III of this Form 10-K to the extent described in such part.

TRANSPORT CORPORATION OF AMERICA, INC. PART I

Item 1.	BUSINESS

Overview

                Transport Corporation of America, Inc. (the “Company” or “Transport America”) provides a wide range of truckload carriage and logistics services in various lengths of haul in the United States and parts of Canada. The Company has designed its business to provide high-quality, customized transportation and logistics services that allow it to be a preferred partner or core carrier to major shippers. The Company serves as an integral part of the distribution system of many of its major customers. The principal categories of freight hauled by the Company are department-store merchandise, home and office furniture, grocery, industrial, consumer, paper products, and expedited services. The Company was incorporated under Minnesota law in 1980 and commenced substantial operations in 1984.

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

                The Company carries out its business strategy by assigning an experienced marketing representative to each customer to tailor its services, and by providing a wide range of transportation services, including line-haul, multi-stop capability, regional and local operations, van trailers with and without refrigeration or temperature control, time-definite pickup and delivery, satellite-monitored transit, and information technology services. The Company also places operations personnel on-site at certain of its customers’ facilities to enhance its services. As part of its mission to serve the transportation and logistics needs of its mostly Fortune 500 customers, Transport America also provides dedicated transportation and logistic services.

Customer Focus and Services

                The Company has designed its business to be a core carrier or preferred partner to major shippers by providing high-quality, tailored transportation and logistics services. The Company serves as an integral part of the distribution system of many of its major customers. The principal categories of freight hauled by the Company are department-store merchandise, home and office furniture, grocery, industrial, consumer, paper products, and expedited services.

                During 2004, the Company’s largest 5, 10, and 25 customers accounted for approximately 33%, 52%, and 74%, respectively, of operating revenues.

                Marketing.  The Company’s marketing personnel seek to strengthen Transport America’s relationships with existing customers and to identify and establish new customer relationships by

TRANSPORT CORPORATION OF AMERICA, INC.

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

                Support Centers.  In 2004, the Company utilized seven strategically located “full-service” support centers and an additional seven “limited-service” support centers to provide an added level of customer service and support. These facilities are located in close proximity to major population centers or customer locations, thereby enabling the Company to provide a large amount of equipment, and local customer-service representatives to work directly with customers on a day-to-day basis. The Company believes that these support centers allow it to maintain closer relationships with its driver workforce through on-site driver amenities and interactions with service-center personnel.

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

Human Resources

                Transport America’s human resources are an important element of its customer-focused business strategy. Employee drivers, independent contractors, and non-driver employees regularly interact with customers and are ultimately responsible for customer satisfaction. In order for the Company to grow and continue to be positioned as a quality carrier of choice for existing and new customers, the Company regularly evaluates changes to the driver’s work environment that will improve driver satisfaction and retention. The Company continues to emphasize competitive pay packages, quality at-home time, technology that enhances the driver’s experience, and “driver friendly” freight as the principal means to attract and retain its driver workforce.

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

TRANSPORT CORPORATION OF AMERICA, INC.

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

                Driver Work Environment.  The market for professional truck drivers and independent contractors tightened significantly during 2003 and has remained tight throughout 2004. The Company has implemented several programs to boost its recruiting efforts and increase the seated fleet percentage.

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

                Compensation and Benefits.  The Company’s compensation and benefits package has been structured to compensate drivers on the basis of miles driven and ancillary services performed, with increases in base compensation commensurate with length of service. Employee driver benefits include paid vacation days, health insurance, and a Company-funded 401(k) retirement plan. Performance bonuses are paid based upon on-time performance, accident-free driving experience, and a lack of workers’ compensation incidents. The Company believes its compensation and benefits packages for employee drivers and independent contractors continue to rank in the upper quartile in the truckload industry.

                Recruiting and Training.  The Company’s employee drivers are hired, and independent contractors are approved, in accordance with specific Company guidelines relating to safety records, prior work history, personal evaluation, accident and driving record verification, drug and alcohol screening, and a physical examination. The Company has operated a training school since 2000 as a means of enhancing its recruiting efforts and tailoring driver skills to match its specific needs. The school initially enabled persons new to the transportation industry to obtain a commercial driver’s license (“CDL”) and to complete an extensive training program before being assigned their own truck; however, in 2003, the Company discontinued the CDL licensing program and instead hires students who already have a CDL. The Company’s orientation and

TRANSPORT CORPORATION OF AMERICA, INC.

training seminar for all new employee and independent contractor drivers  includes a review of all Company policies and operating requirements, written and road driving tests, defensive driving and safety skills, DOT compliance requirements, and the employee driver’s and independent contractor’s role in providing safe and efficient value-added service to customers. The Company also conducts driver meetings, publishes a newsletter, and conducts specific professional development training, including training to become an over-the-road driver instructor.

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

                As of December 31, 2004, the Company employed 963 student and professional employee drivers, 101 mechanics, 306 persons in operations, marketing, training, and administration, and had agreements with independent contractors who provided 551 tractors. The Company’s employees are not represented by any collective bargaining units, and the Company considers relations with its employees and independent contractors to be good.

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

TRANSPORT CORPORATION OF AMERICA, INC.

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

Revenue Equipment

                The Company operates a modern fleet of tractors and trailers. Tractors are typically replaced every 48 to 60 months, based on factors such as age and condition, current interest rates, the market for used equipment, and improvements in technology and fuel efficiency. The average age of the Company-operated tractors at December 31, 2004 was approximately 25 months.

                The Company has available a variety of trailers to meet customer requirements. At December 31, 2004, these included 4,756 dry vans, many of which are equipped with heaters, and 141 refrigerated vans. The trailer-to-tractor ratio of 3.1 allows the Company to provide its high-volume customers with extra trailers to accommodate loading and unloading, and to improve driver and asset utilization. Depending on market conditions, the Company generally replaces trailers after seven to ten years of service. The average age of in-service trailers at December 31, 2004, was approximately 71 months.

                The following table shows the model years of the Company tractors and trailers as of December 31, 2004:

Model Year	Tractors	Trailers

2005	110	500
2004	290	—
2003	248	—
2002	253	—
2001	14	13
2000	56	1,000
1999	2	1,457
1998	29	985
1997	1	547
1996	—	361
1995 and prior	—	34

Total Company	1,003	4,897
Independent Contractor	551	—

Total available	1,554	4,897

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

Executive Officers

                The executive officers of Transport America are as follows:

Name and Age	Position with Transport America

Michael J. Paxton (58)	Chairman of the Board since July 2002, and President and Chief Executive Officer of Transport America since November 2001. Mr. Paxton has served on the Board of Directors of Transport America since 1995. Mr. Paxton previously served as President and CEO of the Sunbeam Health and Safety Company (manufacturer of home safety and health products, a subsidiary of Sunbeam Corporation) from September 1998 to November 2001. Prior to that, he served as Chairman, President and CEO of O-Cedar Brands, Inc. (a household cleaning products company) from January 1996 to September 1998.

Keith R. Klein (41)	Chief Financial Officer of Transport America since July 1999, and Chief Information Officer since March 2001. From 1997 to July 1999, Mr. Klein was founder and owner of a financial consulting firm. From 1990 to 1997, he served in various positions at Deluxe Corporation, most recently as Vice President and Corporate Controller.

Craig A. Coyan (55)	Vice President of Sales and Marketing since July 2003. Prior to joining Transport America, Mr.Coyan served as Vice President of Sales - Southeast and Mexico, for Swift Transportation, Phoenix, AZ. Mr. Coyan began his transportation career in 1979 with Midwestern Distribution, and spent 16 years with M.S. Carriers in Memphis, TN, until the merger of Swift Transportation and M.S. Carriers in 2001.

Ronald C. Kipp (58)	Vice President of Operations since October 2002. For 24 years from 1978 to 2002, Mr. Kipp served in various operations and sales positions with Schneider National, Inc. including most
7

TRANSPORT CORPORATION OF AMERICA, INC.

recently as Director of Business Development for a major business account from 2001 to 2002, and as Vice President of Sales for Schneider Specialized Carriers, Inc. from 1999 to 2001.

Peggy C. Farra (48)	Vice President, Driver Recruitment and Safety since February 2005. Ms. Farra has held a variety of roles with Transport America over the past 10 years, most recently serving as Corporate Treasurer. Prior to joining Transport America, Ms. Farra spent 15 years practicing public accounting with KPMG and various other public accounting firms.

Available Information

The Company’s web site address is www.transportamerica.com. The Company has available on its web site annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practical after it electronically files such materials with, or furnishes it to, the SEC. The Company’s Code of Conduct, as well as any waivers from and amendments to the Code, are also posted on the Company’s web site. The contents of the Company’s web site are not incorporated by reference into this Annual Report on Form 10-K.

TRANSPORT CORPORATION OF AMERICA, INC.

Item 2.	PROPERTIES

The following chart provides information concerning the Company’s service centers and other facilities:

Support Centers and Other Facilities	Owned Or Leased	Acreage	Square Footage

“Full-Service” Support Centers
Atlanta, Georgia	Owned	16.2	14,860
Eagan, Minnesota (Terminal Drive)	Owned	14.9	17,500
Janesville, Wisconsin	Owned	13.6	16,700
Kansas City, Missouri	Owned	10.0	14,862
Mechanicsburg, Pennsylvania	Leased	4.5	8,500
North Jackson, Ohio	Owned	8.1	11,230
North Liberty, Iowa	Owned	13.0	15,150
“Limited-Service” Support Centers
Clarksville, Indiana	Leased	4.0	900
Fontana, California	Leased	3.5	1,800
Garland, Texas	Owned	9.2	32,000
Grand Rapids, Minnesota	Leased	0.2	140
Grove City, Ohio	Leased	4.7	10,200
Laredo, Texas	Leased	0.9	700
Spirit Lake, Iowa	Leased	*	6,000
Other Facilities
Eagan, Minnesota (1715 Yankee Doodle Road) **	Leased	8.3	70,707
Scottsburg, Indiana ****	Leased	6.0	14,073

* ** ***	Office facility. Headquarters Facility. Training Center.

                As of December 31, 2004, the Company’s rental payments for its leased facilities range from approximately $625 to $86,000 per month. The Company does not anticipate any difficulties renewing or continuing these leases.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report. PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock. The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “TCAM”. The following table sets forth the high and low closing prices for the Company’s Common Stock, as reported by Nasdaq, for the periods indicated:

Period	High	Low

2004:
1st Quarter	$7.78	$7.06
2nd Quarter	7.88	7.00
3rd Quarter	7.95	7.67
4th Quarter	8.49	7.54
2003:
1st Quarter	$5.58	$5.00
2nd Quarter	6.19	5.00
3rd Quarter	6.23	5.53
4th Quarter	7.75	6.15

                Stockholders. As of February 28, 2005, the Company had 415 stockholders of record, including Depository Trust Company, which held of record 6,393,102 shares.

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

                Purchases of Company Equity Securities.  During the fourth quarter of 2004, the Company did not purchase any of its equity securities.

TRANSPORT CORPORATION OF AMERICA, INC.

Item 6. SELECTED FINANCIAL DATA

(In thousands, except share, per share and operating data)	December 31,

	2004	2003	2002	2001	2000

Statement of Operations Data:
Operating revenues	$258,408	$258,859	$273,227	$274,589	$290,611
Operating expenses:
Salaries, wages and benefits	76,129	71,080	80,289	82,337	83,868
Fuel, maintenance and other expenses	42,909	38,933	38,903	40,657	42,725
Purchased transportation	79,144	91,516	91,706	86,791	91,724
Revenue equipment leases	1,266	1,069	841	86	232
Depreciation and amortization	23,757	25,104	27,474	30,039	29,237
Insurance, claims and damage	12,496	12,287	13,615	9,989	8,051
Taxes and licenses	4,604	4,556	4,986	5,222	4,989
Communications	1,788	2,194	2,576	2,718	3,336
Other general and administrative expenses	9,824	9,611	9,052	9,469	10,665
Impairment of revenue equipment	—	(549)	4,741	—	—
Loss (gain) on sale of property and equipment	25	(1,302)	(36)	318	(712)

Total operating expenses	251,942	254,499	274,147	267,626	274,115

Operating income (loss)	6,466	4,360	(920)	6,963	16,496
Interest expense, net	3,115	4,123	5,447	7,272	8,836

Earnings (loss) before income taxes and cumulative
effects of changes in accounting principle	3,351	237	(6,367)	(309)	7,660

Provision (benefit) for income taxes	1,314	163	(2,711)	43	2,987

Earnings (loss) before cumulative effect
of changes in accounting principle	2,037	74	(3,656)	(352)	4,673

Cumulative effect of changes in accounting principle,
net of tax effects	—	(1,153)	(16,694)	—	—

Net earnings (loss)	$2,037	($ 1,079)	($ 20,350)	($ 352)	$4,673

Earnings (loss) per share - basic
Before cumulative effect of changes in accounting
principle, net of tax effects	$0.30	$0.01	$(0.50)	$(0.05)	$0.56

Net earnings (loss) per share - basic	$0.30	$(0.15)	$(2.81)	$(0.05)	$0.56

Earnings (loss) per share - diluted
Before cumulative effect of changes in accounting
principle, net of tax effects	$0.30	$0.01	$(0.50)	$(0.05)	$0.46

Net earnings (loss) per share - diluted	$0.30	$(0.15)	$(2.81)	$(0.05)	$0.46

Weighted average shares outstanding	6,722	7,171	7,243	7,197	8,317

Weighted average shares outstanding,
assuming dilution	6,841	7,204	7,243	7,197	10,069

Pretax margin	1.3%	0.1%	(2.3%)	(0.1%)	2.6%

Operating Data (company transported):
Tractors (at end of period)
Company	1,003	1,000	1,057	1,266	1,261
Independent contractor	551	713	836	724	743

Total	1,554	1,713	1,893	1,990	2,004

Trailers (at end of period)	4,897	4,974	5,436	5,890	6,010

Total miles (000’s)	176,722	193,772	210,842	204,477	212,185

Average revenues per tractor per week (1)	$2,880	$2,726	$2,714	$2,568	$2,633
Average revenues per mile (1)	$1.33	$1.27	$1.24	$1.27	$1.27
Average empty mile percentage	11.0%	10.3%	11.5%	12.7%	12.2%
Average length of haul, miles	682	718	718	685	682
Average annual revenues per non-driver employee	$642,200	$628,300	$592,600	$555,400	$549,100

Balance Sheet Data (at end of period): (in thousands)
Total assets	$161,078	$165,268	$181,875	$231,396	$256,656
Total debt and capital lease obligations	49,117	54,920	69,483	92,451	118,519
Stockholders’ equity	56,271	58,701	60,222	80,447	80,688

(1) Excluding fuel surcharge revenue
11

TRANSPORT CORPORATION OF AMERICA, INC.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

                The primary business strategy of Transport America is to provide truckload carriage and logistics services throughout the United States and parts of Canada as an integral part of the supply chain system of its major customers. Operations are conducted primarily from the Company’s Eagan, Minnesota corporate offices, with maintenance and driver services at its seven “full-service” and various “limited service” terminal facilities located throughout the United States.

Organization of Financial Information

                This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the caption “Forward-Looking Statements” in Item 1 on page 27 of this Annual Report on Form 10-K.

                The consolidated financial statements and notes are presented in Item 8 of this Annual Report on Form 10-K. Included in the consolidated financial statements are the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows, and consolidated statements of stockholders’ equity. The notes, which are an integral part of the consolidated financial statements, provide additional information required to fully understand the nature of amounts included in the consolidated financial statements.

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

TRANSPORT CORPORATION OF AMERICA, INC.

have a material impact. A complete understanding of these transactions and events is necessary in order to estimate the likelihood that these trends will continue.

Significant Operating Trends

                The Company benefited from the strong economy in 2004. High demand for freight services, combined with limited capacity, allowed the industry to obtain rate increases with the majority of customers on most lanes of traffic.

                While the average rate per mile increased, overall revenues continued to be negatively impacted by higher than expected unseated tractors (tractors owned by the Company for which no driver is available to assign) and the limited availability of owner operator capacity. The hiring market tightened significantly during the latter half of 2003 and has remained tight throughout 2004.

                New Hours of Service (HOS) rules went into effect at the beginning of 2004 and the Company made a commitment to its drivers that they would not bear the financial burden of the more restrictive limits on hours of service; accordingly, it announced an increase in the accessorial pay for the drivers and successfully negotiated new accessorial charges for customer events that had the effect of decreasing asset and driver productivity. The Company also proactively worked with customers to eliminate inefficiencies in their supply chain network.

                Ongoing cost reduction efforts continue to make the Company more competitive and administrative productivity continued to improve in 2004. The Company instituted its cost reduction program, resulting in reduced salaries and wages, maintenance costs, accident claim costs, fuel costs, depreciation, and other general and administrative costs.

                The Company continues to drive density and balance in its network, and is attaining increased freight rates as it better manages the network and customer mix. Finally, the Company continued to strengthen the balance sheet in 2004 by exceeding its debt reduction plan.

Outlook

                Looking forward, the Company expects the rate environment to remain strong during the early part of 2005 as limited driver availability will continue to put pressure on truckload capacity. Sequentially, the Company has experienced eight quarters in a row of increased rates and expects this trend to continue into early 2005.

                Even though the Company has been successful in reducing specific costs, the industry continues to face cost pressures; driver pay rates are increasing as the industry tries to attract and retain drivers; insurance and accident costs continue to rise; medical and workers compensation costs continue to increase; fuel costs are at historical highs; and taxing authorities continue to raise tax levies and toll rates. In addition, tractor replacements in 2004 were required to comply with new EPA standards that will lead to increased depreciation expenses and reduced fuel efficiency.

                While the Company has been successful in minimizing the impact of the new HOS rules through proactive planning and the ability to invoice for additional accessorial charges (primarily

TRANSPORT CORPORATION OF AMERICA, INC.

detention), it is unable to predict the ultimate long-term impact of the new HOS rules. Any changes to these rules could have an adverse effect on the operations and profitability of the Company.

The biggest challenge for the Company and the industry is seated capacity since the market for new drivers has tightened significantly beginning in the latter half of 2003 and continuing throughout 2004. The Company expects this to be one of the biggest issues facing the industry throughout 2005. To address this trend, the Company has implemented several programs to boost its recruiting efforts and increase the seated fleet percentage, including increased driver pay packages and new programs designed to improve retention of existing drivers.

Results of Operations

                The following table sets forth certain operating and other expense items as a percentage of operating revenues for the periods indicated:

	Years ended December 31,

(amounts in percents)	2004	2003	2002

Operating revenues	100.0	100.0	100.0
Operating expenses:
Salaries, wages, and benefits	29.5	27.5	29.4
Fuel, maintenance, and other expenses	16.6	15.0	14.2
Purchased transportation	30.6	35.4	33.6
Revenue equipment leases	0.5	0.4	0.3
Depreciation and amortization	9.2	9.7	10.1
Insurance, claims and damage	4.8	4.7	5.0
Taxes and licenses	1.8	1.8	1.8
Communications	0.7	0.8	0.9
Other general and administrative expenses	3.8	3.7	3.3
Impairment of revenue equipment	—	(0.2)	1.7
(Gain) loss on sale of property and equipment	—	(0.5)	—

Total operating expenses	97.5	98.3	100.3

Operating income (loss)	2.5	1.7	(0.3)
Interest expense, net	1.2	1.6	2.0

Earnings (loss) before income taxes and cumulative effect of
changes in accounting principle	1.3	0.1	(2.3)
Provision (benefit) for income taxes	0.5	0.1	(1.0)

Earnings (loss) before cumulative effect of changes in
accounting principle	0.8	(0.0)	(1.3)

Cumulative effect of changes in accounting principle,
net of tax effects	—	(0.4)	(6.1)

Net earnings (loss)	0.8	(0.4)	(7.4)

TRANSPORT CORPORATION OF AMERICA, INC.

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

                Operating revenues, including fuel surcharges, were $258.4 million for the year ended December 31, 2004, compared to $258.9 million for the year ended December 31, 2003, a decrease of 0.2%. Fuel surcharges were $18.5 million and $10.8 million for the years ended December 31, 2004 and 2003, respectively, reflecting the effect of higher fuel costs in 2004. Excluding fuel surcharges, revenues decreased 3.3% when compared to 2003. Revenues in 2004 were negatively impacted by a lower than expected number of seated tractors and the limited availability of independent contractor capacity when compared to 2003. Seated Company and independent contractor average tractor counts by quarter were as follows:

	2004			2003

	Average Seated Company Tractors	Average Seated Independent Contractor Tractors	Total Average Seated Tractors	Average Seated Company Tractors	Average Seated Independent Contractor Tractors	Total Average Seated Tractors

1st Quarter	832	698	1,530	971	845	1,816
2nd Quarter	895	667	1,562	926	850	1,776
3rd Quarter	920	628	1,548	852	805	1,657
4th Quarter	897	580	1,477	827	746	1,573

                At December 31, 2004, the Company’s fleet included 1,003 Company-owned tractors and 551 tractors provided by independent contractors compared to 1,000 Company-owned tractors and 713 tractors provided by independent contractors at December 31, 2003. At December 31, 2004, 143 tractors were unseated compared to 178 unseated tractors at December 31, 2003.

                The Company measures revenue excluding fuel surcharges, or “freight revenue,” in addition to operating revenue, because management believes removing this sometimes volatile source of revenue affords a more consistent basis for comparing results of operations from period to period. Operating revenues per total mile, which includes fuel surcharges, were $1.44 per total mile for 2004 compared to $1.32 per total mile for 2003. Freight revenues per total mile, which excludes fuel surcharges, were $1.33 per total mile for 2004 compared to $1.27 per total mile for 2003. The increase in 2004 is primarily a result of rate increases achieved with our customers due to increased demand for freight capacity, improving customer mix, as well as increased accessorial charges related to new HOS regulations implemented in 2004.

                The following table reconciles the differences between these non-GAAP financial measures excluding fuel surcharges and the most directly comparable GAAP measures including fuel surcharges.

	2004	2003

Operating Revenue per total mile	$1.44	$1.32
Fuel surcharge per total mile	0.11	0.05

Freight revenue per total mile	$1.33	$1.27

TRANSPORT CORPORATION OF AMERICA, INC.

                Equipment utilization, as measured by average operating revenues per tractor per week (including fuel surcharges), was $3,106 during 2004 compared to $2,846 during 2003. Equipment utilization, as measured by average freight revenues per tractor per week (excluding fuel surcharges), was $2,880 during 2004 compared to $2,726 during 2003. The increase in equipment utilization in 2004 reflects increased rates and higher miles per tractor per week when compared to 2003, offset by a higher percentage of empty (deadhead) miles in 2004.

                The following table reconciles the differences between these non-GAAP financial measures excluding fuel surcharges and the most directly comparable GAAP measures including fuel surcharges.

	2004	2003

Operating revenue per tractor per week	$3,106	$2,846
Fuel surcharge per tractor per week	226	120

Freight revenue per tractor per week	$2,880	$2,726

                Logistics revenues were $3.1 million and $2.7 million in 2004 and 2003, respectively. Profit contribution related to the logistics revenue was $0.6 million and $0.5 million in 2004 and 2003, respectively.

                During 2004, Company-owned tractors averaged 60.0% of all available tractors, compared to 54.4% in 2003, with the remaining portion of the tractor fleet provided by independent contractors. The shift from owner-operators to Company drivers is primarily due to the difficulties in recruiting and retaining owner-operators, since the market for these drivers has tightened significantly. As a result of the change in mix as a percentage of the total fleet, Company drivers drove a greater proportion of miles in 2004 than in the prior year. Accordingly, certain expenses, as a percentage of revenues, shifted among several expense categories in 2004 when compared to 2003 as explained below.

                Salaries, wages, and benefits increased $5.0 million to $76.1 million during 2004 compared to $71.1 million during 2003. Salaries, wages, and benefits, as a percentage of operating revenues, were 29.5% in 2004 compared to 27.5% in 2003. The increase is primarily a result of higher miles driven by employee drivers when compared to independent contractors (employee transported miles represented 57.3% of total miles in 2004 compared to 51.3% of total miles in 2003), as well as an increase in the line-haul rates paid to drivers. In addition, accessorial compensation increased as a result of the new hours of service rules, trainer pay increased as a result of additional trainers, shop wages increased in order to provide maintenance services to owner operators, and workers’ compensation costs increased due to increased per-claim costs.

                Fuel, maintenance, and other expenses increased $4.0 million to $42.9 million during 2004 compared to $38.9 million in 2003. Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 16.6% in 2004 compared to 15.0% in 2003. The increase reflects higher fuel prices, a higher proportion of miles driven by company drivers, and increased equipment damage costs. These increases were offset by lower maintenance costs during 2004 when compared to 2003.

TRANSPORT CORPORATION OF AMERICA, INC.

                Purchased transportation decreased $12.4 million to $79.1 million in 2004 compared to $91.5 million in 2003. Purchased transportation, as a percentage of operating revenues, was 30.6% in 2004 compared to 35.4% in 2003. The decrease reflects lower miles driven by independent contractors (independent contractor transported miles represented 42.7% of total miles in 2004 compared to 48.7% of total miles in 2003), offset by an increase in the line-haul and accessorial rates paid to independent contractors, along with increased fuel surcharge pass-through costs resulting from higher fuel costs.

                Revenue equipment leases increased $0.2 million to $1.3 million in 2004 compared to $1.1 million in 2003. Revenue equipment leases, as a percentage of operating revenues, were 0.5% in 2004 compared to 0.4% in 2003, reflecting the Company’s use of operating leases for certain tractors acquired in 2002 and 2004. The increase reflects the addition of 50 used tractors financed via operating leases in 2004.

                Depreciation and amortization decreased $1.3 million to $23.8 million in 2004 compared to $25.1 million in 2003. Depreciation and amortization, as a percentage of operating revenues, was 9.2% of operating revenues in 2004 compared to 9.7% in 2003. The decrease is primarily due to reduced depreciation as a result of the sale of the Company’s rights in the corporate headquarters in the fourth quarter of 2003, partially offset by increased depreciation on trailers acquired in 2004.

                Insurance, claims and damage expense increased $0.2 million to $12.5 million in 2004 compared to $12.3 million in 2003. Insurance, claims and damage expense, as a percentage of operating revenues, was 4.8% in 2004 compared to 4.7% in 2003. In the fourth quarter 2003 the Company increased accident and workers compensation reserves by $1.8 million as a result of increased claim settlement costs and growth in open claims. The Company experienced higher accident frequency and severity during 2004 when compared to 2003.

                Taxes and licenses expense remained at $4.6 million in both 2004 and 2003 even though the Company’s overall fleet is smaller in 2004, due to increased fees and assessments levied by taxing authorities. Taxes and licenses, as a percentage of operating revenues, was 1.8% in 2004 and 2003.

                Communication expense decreased $0.4 million to $1.8 million in 2004 compared to $2.2 million in 2003. Communication expense, as a percentage of operating revenues, was 0.7% in 2004 compared to 0.8% in 2003. The decrease reflects the effect of favorable rates for communication services in 2004 combined with fewer tractors in the overall fleet.

                Other general and administrative expense remained at $9.6 million in both 2004 and 2003. Other general and administrative expense, as a percentage of operating revenues, was 3.7% in 2004 and 2003. Increases in other general and administrative expenses include driver hiring and training expenses and building rent as a result of the Company selling its rights in the corporate headquarters facility and leasing back a portion of the space in the fourth quarter of 2003. Decreases in other general and administrative expenses include office management expenses, building repair costs, and real estate taxes resulting from the Company’s sale of its rights in the headquarters facility. Included in 2004 other general and administrative expense is a pre-tax impairment charge of $190,000 related to a sub-lease agreement whereby the Company

TRANSPORT CORPORATION OF AMERICA, INC.

signed an agreement to rent 9,000 square feet of its headquarters facility at a rental rate that was less than the rental rate paid by the company.

                During 2002, the Company initiated plans to accelerate the disposal of a number of tractors and trailers, which resulted in the Company recording an impairment charge under Statement of Financial Accounting Standards (“SFAS”) No. 144. These programs were substantially completed during 2003, and an analysis of the initial impairment reserves demonstrated that the ultimate impairment was less than originally estimated by $549,000; accordingly, this amount was reversed and recorded as income in 2003.

                Loss on the disposition of revenue equipment was $25,000 in 2004, compared to a gain of $1.3 million in 2003. The gain in 2003 was primarily related to the sale of a maintenance facility located in Clarksville, Indiana.

                As a result of the items discussed above, the Company’s operating income increased $2.1 million to $6.5 million in 2004 compared to $4.4 million in 2003. The Company’s operating ratio (operating expenses as a percentage of operating revenues) was 97.5% in 2004 compared to 98.3% in 2003.

                Net interest expense decreased $1.0 million to $3.1 million in 2004 compared to $4.1 million in 2003. Net interest expense, as a percentage of operating revenues, was 1.2% in 2004 compared to 1.6% in 2003. The decrease primarily reflects lower average debt balances during 2004.

                Income tax provision increased $1.2 million to $1.3 million in 2004 compared to $163,000 in 2003. The effective tax expense rate in 2004 was 39.2%, compared to an effective tax benefit rate of 68.7% in 2003. The difference between the effective rates and statutory rates is due to the effect and timing of non-deductible items in 2004 and 2003, further compounded by the fact that the 2003 income before income taxes and the cumulative effect of a change in accounting principle was near break-even.

                Net income before the effect of changes of accounting principle increased $1.9 million to $2.0 million in 2004 compared to $74,000 in 2003. Net income before the effect of changes in accounting principle was 0.8% of operating revenues for 2004 compared to 0.03% of operating revenues for 2003.

                The Company adopted SFAS No. 143 “Accounting for Asset Retirement Obligations” in 2003, which resulted in the Company establishing a liability of $212,000 for the fair value of tire disposal fees, a prepaid asset related to tire disposal fees of $106,000, and a charge of $64,000, net of a tax benefit of $42,000, representing the cumulative effect of change in accounting principle.

                In 1999, the Company entered into a lease arrangement for its corporate headquarters facility which was accounted for as an operating lease in accordance with SFAS No. 13, “Accounting for Leases.” In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. The Company evaluated the treatment of this leasing arrangement under Interpretation No. 46 and concluded the pronouncement required the Company to consolidate this lease and record an asset and related liability in its financial

TRANSPORT CORPORATION OF AMERICA, INC.

statements.  Accordingly, the Company recorded an asset of $11.2 million, debt of $13.0 million, and a cumulative-effect adjustment to earnings of $1.1 million (net of tax benefit of $0.7 million) related to this lease.

                Net income including the cumulative effect of changes in accounting principle was $2.0 million, or 0.8% of operating revenue, in 2004 compared to a net loss of 1.1 million, or 0.4% of operating revenues in 2003.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

                Operating revenues, including fuel surcharges, were $258.9 million for the year ended December 31, 2003, compared to $273.2 million for the year ended December 31, 2002, a decrease of 5.2%. Fuel surcharges were $10.8 million and $5.3 million for the years ended December 31, 2003 and 2002, respectively, reflecting the effect of higher fuel costs in 2003. Excluding fuel surcharges, revenues decreased 7.4% when compared to 2002. Revenues in the latter half of the year were negatively impacted by lower than expected seated tractors and the limited availability of independent contractor capacity. Seated Company and independent contractor average tractor counts by quarter were as follows:

	2003			2002

	Average Seated Company Tractors	Average Seated Independent Contractor Tractors	Total Average Seated Tractors	Average Seated Company Tractors	Average Seated Independent Contractor Tractors	Total Average Seated Tractors

1st Quarter	971	845	1,816	1,153	742	1,895
2nd Quarter	926	850	1,776	1,078	770	1,848
3rd Quarter	852	805	1,657	989	801	1,790
4th Quarter	827	746	1,573	993	820	1,813

                At December 31, 2003, the Company’s fleet included 1,000 Company-owned tractors and 713 tractors provided by independent contractors compared to 1,057 Company-owned tractors and 836 tractors provided by independent contractors at December 31, 2002. At December 31, 2003, 178 tractors were unseated compared to 45 unseated tractors at December 31, 2002. The increase in unseated tractors in 2003 was due to difficulties in recruiting and retaining professional and student drivers.

                The Company measures revenue excluding fuel surcharges, or “freight revenue,” in addition to operating revenue, because management believes removing this sometimes volatile source of revenue affords a more consistent basis for comparing results of operations from period to period. Operating revenues per total mile, which includes fuel surcharges, were $1.32 per total mile for 2003 compared to $1.27 for 2002. Freight revenues per total mile, which excludes fuel surcharges, were $1.27 per total mile for 2003, compared to $1.24 for 2002. The increase in 2003 is primarily a result of lower empty (deadhead) miles and rate increases achieved with our customers.

                The following table reconciles the differences between these non-GAAP financial

TRANSPORT CORPORATION OF AMERICA, INC. measures excluding fuel surcharges and the most directly comparable GAAP measures including fuel surcharges.

	2003	2002

Operating Revenue per total mile	$1.32	$1.27
Fuel surcharge per total mile	0.05	0.03

Freight revenue per total mile	$1.27	$1.24

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

	2003	2002

Operating revenue per tractor per week	$2,846	$2,769
Fuel surcharge per tractor per week	120	55

Freight revenue per tractor per week	$2,726	$2,714

                Logistics revenues were $2.7 million and $5.7 million in 2003 and 2002, respectively. The majority of the decrease in logistics revenues was due to the elimination of a specific lane of business for a specific customer that did not fit the Company’s operating strategy. Profit contribution related to the logistics revenue was $0.5 million and $1.0 million in 2003 and 2002, respectively.

                During 2003, Company-owned tractors averaged 54.4% of all available tractors, compared to 59.0% in 2002, with the remaining portion of the tractor fleet provided by independent contractors. The shift from Company drivers to owner-operators is primarily due to the success of the Company’s lease-to-own program. As a result of the change in mix as a percentage of the total fleet, independent contractors drove a greater proportion of miles in 2003 than in the prior year. Accordingly, certain expenses, as a percentage of revenues, shifted among several expense categories in 2003 when compared to 2002 as explained below.

                Salaries, wages, and benefits decreased $9.2 million to $71.1 million during 2003 compared to $80.3 million during 2002. Salaries, wages and benefits expenses, as a percentage of operating revenues, were 27.5% for 2003 compared to 29.4% for 2002. The decrease is primarily a result of lower miles driven by employee drivers when compared to independent contractors (employee transported miles represented 51.3% of total miles in 2003 compared to 55.3% of total miles in 2002), lower driver assessorial wages due to reduced stop-offs,

TRANSPORT CORPORATION OF AMERICA, INC.

detentions, and layovers; and a reduction in non-driver payroll expense in 2003, partially offset by higher workers’ compensation insurance and claims costs. The reduction in non-driver payroll is primarily the result of closing two service centers.

                Fuel, maintenance, and other expenses remained consistent at $38.9 million in both 2003 and 2002. Fuel, maintenance and other expenses, as a percentage of operating revenues, were 15.0% for 2003 compared to 14.2% for 2002. The increase is primarily a result of increased maintenance and tire replacement costs partially offset by a lower proportion of miles driven by Company drivers.

                Purchased transportation decreased $0.2 million to $91.5 million in 2003 compared to $91.7 million in 2002. Purchased transportation, as a percentage of operating revenues, was 35.4% for 2003 compared to 33.6% for 2002. The increase as a percentage of operating revenues reflects higher miles driven by independent contractors (independent contractor transported miles represented 48.7% of total miles in 2004 compared to 44.7% of total miles in 2002), and higher pass-through of fuel surcharge revenues to independent contractors as a reflection of higher fuel costs.

                Revenue equipment leases increased $0.3 million to $1.1 million in 2003 compared to $0.8 million in 2002. Revenue equipment leases, as a percentage of operating revenues, were 0.4% in 2003 compared to 0.3% in 2002, reflecting the Company’s use of operating leases for certain tractors acquired in 2002.

                Depreciation and amortization decreased $2.4 million to $25.1 million in 2003 compared to $27.5 million in 2002. Depreciation and amortization, as a percentage of operating revenues, was 9.7% for 2003, compared to 10.1% for 2002. The decrease is primarily a result of a reduction in the number of company owned tractors and trailers.

                Insurance, claims and damage expense decreased $1.3 million to $12.3 million in 2003 compared to $13.6 million in 2002. Insurance, claims and damage expense, as a percentage of operating revenues, was 4.7% in 2003 compared to 5.0% in 2003. The decrease is due to a reduction in the number and severity of accidents in 2003 compared to 2002, and to fourth quarter adjustments to increase accident and workers’ compensation reserves of $1.8 million in 2003 compared to fourth quarter adjustments of $2.6 million in 2002 as a result of increased claim settlement costs and growth in open claims, partially offset by higher premiums.

                Taxes and licenses expense decreased $0.4 million to $4.6 million in 2003 compared to $5.0 million in 2002. This decrease is due to the reduction in the overall fleet size. Taxes and licenses, as a percentage of operating revenues, were consistent at 1.8% for 2003 and 2002.

                Communication expense decreased $0.4 million to $2.2 million in 2003 compared to $2.6 million in 2002. Communications expense, as a percentage of operating revenues, was 0.8% for 2003 compared to 0.9% for 2002. The decrease reflects the effect of fewer tractors in the overall fleet.

                Other general and administrative expense increased $0.5 million to $9.6 million in 2003 compared to $9.1 million in 2002. Other general and administrative expense, as a percentage of operating revenues was 3.7% for 2003, compared to 3.3% for 2002. The increase is primarily a

TRANSPORT CORPORATION OF AMERICA, INC.

result of increased security costs at the service centers, employee-moving expenses, increased consulting fees, and increased software maintenance fees.

                Impairment of revenue equipment was a credit to income of $549,000 or 0.2% of operating revenue in 2003, compared to an expense of $4.7 million, or 1.7% of operating revenues in 2002. During March 2002, the Company initiated a plan to accelerate the disposal of approximately 260 tractors and 500 trailers. As a result of the change in the utilization period and the related estimated cash flows, the Company recorded a pre-tax $4.7 million impairment charge under Statement of Financial Accounting Standards (“SFAS”) No. 144 related to this disposition of revenue equipment. This initial impairment program was substantially completed during the first quarter 2003. An analysis of this initial impairment reserve demonstrated that the ultimate impairment on this disposal program was less than originally estimated and the reserve was reduced by $1.0 million in the fourth quarter of 2002 and a further $278,000 in the first quarter of 2003. During the fourth quarter 2002, the Company established an additional disposal program for 400 trailers that it intended to dispose of in 2003. The impairment charge on this disposal program was estimated to be approximately $1.0 million. The ultimate impairment on this disposal program was less than originally estimated by approximately $271,000; accordingly, this amount was reversed and recorded as income in the fourth quarter of 2003.

                Gain on the disposition of property and equipment was $1.3 million in 2003 related primarily to the disposition of real estate property, compared to a gain of $36,000 in 2002.

                As a result of the items discussed above, the Company’s operating income increased $5.3 million to $4.4 million in 2003 compared to a loss of $0.9 million in 2002. The Company’s operating ratio (operating expenses as a percentage of operating revenues) was 98.3% for 2003 compared to 100.3% for 2002.

                Net interest expense decreased $1.3 million to $4.1 million in 2003 compared to $5.4 million in 2002. Net interest expense, as a percentage of operating revenues, was 1.7% for 2003, compared to 2.0% for 2002. The decrease reflects lower average outstanding debt balances during 2003.

                Income tax provision increased $2.9 million to $163,000 in 2003 compared to an income tax benefit of $2.7 million in 2002. The effective tax expense rate for 2003 was 68.7%, compared to an effective tax benefit rate of 42.6% for 2002. The tax expense rate in 2003 is primarily a result of the effect of non-deductible items for tax purposes in relation to low pre-tax income. The 2002 tax benefit rate of 42.6% includes a 4.7% benefit due to a favorable adjustment related to tax contingency reserves.

                Net income before the effect of changes of accounting principle was $74,000, or 0.02% of operating revenues for 2003, compared to a net loss of $3.7 million, or 1.3% of operating revenues for 2002.

                In 2003, the Company adopted SFAS No. 143 “Accounting for Asset Retirement Obligations”, which resulted in the Company establishing a liability of $212,000 for the fair value of tire disposal fees, a prepaid asset related to tire disposal fees of $106,000, and a charge of $64,000, net of a tax benefit of $42,000, representing the cumulative effect of change in accounting principle.

TRANSPORT CORPORATION OF AMERICA, INC.

                In 1999, the Company entered into a lease arrangement for its corporate headquarters facility which was accounted for as an operating lease in accordance with SFAS No. 13, “Accounting for Leases.” In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. The Company evaluated the treatment of this leasing arrangement under Interpretation No. 46 and concluded the pronouncement required the Company to consolidate this lease and record an asset and related liability in its financial statements. Accordingly, the Company recorded an asset of $11.2 million, debt of $13.0 million, and a cumulative-effect adjustment to earnings of $1.1 million (net of tax benefit of $0.7 million) related to this lease.

                In 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets;” which resulted in the Company recording a goodwill impairment charge of $16.7 million, net of tax benefit of $7.7 million benefit, as a cumulative effect of change in accounting principle. At December 31, 2001, the carrying value of goodwill, net of amortization, was $24.4 million.

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

Revenue Equipment, Property, and Other Equipment.  Revenue equipment, property, and other equipment are recorded at cost. Depreciation, including amortization of capitalized leases, is computed using the straight-line basis over the estimated useful lives of the assets or the lease periods, whichever is shorter. As part of a purchase program with a tractor manufacturer, the Company has obtained residual value guarantees for a significant portion of its tractors. Management must make significant estimates regarding the useful lives and salvage values for

TRANSPORT CORPORATION OF AMERICA, INC.

purposes of depreciating tractors and trailers. A ten percent decrease in estimated salvage values on tractors and trailers would have decreased the Company’s net revenue equipment as of December 31, 2004 by approximately $1.9 million.

Estimated Liability for Insurance Claims.  Management estimates accruals for the self-insured portion of pending accident liability, workers’ compensation, physical damage, and cargo damage claims. In the month claims are reported, the Company estimates and establishes a liability for its share of ultimate settlements using all available information, coupled with the Company’s history of such claims. Claim estimates are adjusted as additional information becomes available. The recorded expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims that have not been fully resolved. However, final settlement of these claims could differ materially from the amounts the Company has accrued at year-end. If the accident and property claims settlement costs increased by ten percent, the estimated outstanding loss reserves as of December 31, 2004 would have had to increase by approximately $1.2 million. If the workers’ compensation settlement costs increased by ten percent the outstanding loss reserves as of December 31, 2004 would have had to increase by approximately $0.2 million.

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

Liquidity and Capital Resources

                Net cash provided by operating activities was $29.9 million, $28.9 million, and $29.2 million, for the years ended December 31, 2004, 2003, and 2002, respectively. During 2004, 2003, and 2002, the net change of operating assets and liabilities provided cash of $3.3 million, $6.9 million, and $3.3 million, respectively. The primary changes in operating assets and liabilities relate to reduced accounts receivables as a result of lower revenues and ongoing collection efforts, reduced lease receivables as a result of independent contractors who participate in the Company’s lease to own program continue to make payments under the program, and increased accounts payable and increased accrued insurance, claims and damage expense.

                Investing activities consumed cash of $19.0 million in 2004, including $18.0 million for the purchase of new revenue equipment, net of proceeds from the disposition of used revenue equipment, and $1.0 million for software development and purchases of other equipment. Investing activities consumed cash of $11.3 million in 2003, including $10.5 million for the purchase of new revenue equipment, net of proceeds from the disposition of used revenue equipment, and $0.8 million for software development and purchases of other equipment. Investing activities consumed cash of $7.6 million in 2002, including $6.2 million for the purchase of new revenue equipment, net of proceeds for the disposition of used revenue

TRANSPORT CORPORATION OF AMERICA, INC.

equipment, and $1.4 million for software development and purchases of other equipment. In 2004, 2003, and 2002, the Company acquired 200, 250, and 334 tractors, respectively and disposed of 197, 318, and 582 tractors, respectively. In addition, in 2004 the Company acquired 15 trailers related to a new dedicated operation, replaced 500 trailers and disposed of an additional 95 trailers in excess of current needs. The Company disposed of 481 trailers in 2003 and 459 trailers in 2002 that were determined to be in excess of Company needs.

                Net cash consumed by financing activities in 2004 was $9.5 million, including $26.4 million for repayments of long-term debt, and $20.6 million of proceeds from the issuance of new long-term debt associated with new revenue equipment. Net cash consumed by financing activities in 2003 was $15.3 million, including $2.5 million net repayments to the Company’s credit facility, $32.5 million for repayments of long-term debt, and $20.5 million from proceeds from the issuance of new long-term debt associated with new revenue equipment. Net cash consumed by financing activities in 2002 was $22.6 million, including $16.5 million net repayments to the Company’s credit facility, $27.9 million for repayments of long-term debt, and $21.4 million from proceeds from the issuance of new long-term debt associated with new revenue equipment. At December 31, 2004, 2003, and 2002, the Company had $25.6 million, $3.2 million, and $0.0 outstanding commitments for the purchase of revenue equipment, respectively.

                Working capital was negative $7.9 million at December 31, 2004 and $33,000 at December 31, 2003. The Company relies primarily on its operating cash flows and available borrowings under its credit facility to satisfy its short-term capital and debt-service requirements.

                The Company has a credit agreement for a secured credit facility with maximum combined borrowings and letters of credit of $30 million. The credit agreement expires May 4, 2007. Amounts actually available under the credit facility are limited by the Company’s accounts receivable and unencumbered revenue equipment. At December 31, 2004, the Company had additional amounts available under its credit facility of $19.8 million based on available borrowing and collateral requirements. The credit facility is used to meet working capital needs, purchase revenue equipment and other assets, and to satisfy letter of credit requirements associated with the Company’s self-insured retention arrangements. At December 31, 2004, there were no outstanding borrowings against this credit facility. At December 31, 2004, the Company had outstanding letters of credit of $5.3 million against this credit facility. The credit agreement contains certain financial covenants, which include maintenance of a minimum net worth, maintenance of a consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and lease rental expenses, and maintenance of a minimum cash flow coverage ratio. The Company was in compliance with these covenants at December 31, 2004. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, the credit facility, and other borrowing arrangements related to revenue equipment purchases.

Off-Balance Sheet Arrangements and Contractual Obligations

                It is not the Company’s usual business practice to enter into off-balance sheet arrangements, except for off-balance sheet arrangements related to operating lease commitments and letters of credit for self-insured workers’ compensation reserves disclosed in the table of

TRANSPORT CORPORATION OF AMERICA, INC.

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

                The following tables set forth the Company’s contractual obligations as of December 31, 2004:

Payments Due by Period (In thousands)

Contractual Obligations	Total	Less than one year	1 - 3 Years	3 - 5 Years	More than 5 years

Long-term debt	$36,301	$7,965	$19,294	$9,042	$—
Interest on long-term debt	3,983	1,548	1,959	476
Capital leases	12,816	9,990	2,826	—	—
Interest on capital leases	669	562	107	—	—
Purchase Obligations for Revenue Equipment	25,624	25,624	—	—	—
Operating leases	17,550	2,954	4,302	2,170	8,124
Letters of credit	5,300	5,300	—	—	—
Guarantees	1,050	—	1,050	—	—

Total Obligations	$103,293	$53,943	$29,538	$11,688	$8,124

                In 1999, the Company entered into a lease arrangement for its corporate office facility, which has been financed by a special purpose entity (“SPE”) sponsored by a bank. The SPE was not consolidated in the Company’s financial statements and the Company had accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases.” In conjunction with this arrangement, the Company had a residual value guarantee of up to $11.2 million, plus selling costs, if the Company did not exercise its purchase option and the property was sold for less than $13.0 million, the Asset Termination Value. As discussed more fully in Note 1 to the consolidated financial statements, the Company evaluated the treatment of this leasing arrangement under Interpretation No. 46 and concluded the pronouncement required the Company to record the asset and related liability in its financial statements. The Company elected early adoption and the prospective application provisions of Interpretation No. 46, and accordingly, recorded an asset of $11.2 million, the related debt of $13.0 million, and a cumulative-effect adjustment of $1.1 million (net of tax benefit of $0.7 million). The Company sold its rights in this property on December 23, 2003 and concurrent with the sale signed a thirteen-year lease for the two-thirds of the building the Company currently occupies. This transaction has been accounted for as a sale-leaseback and thus the related asset and long-term debt balances have been removed from the balance sheet.

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

Inflation

                Many of the Company’s operating expenses are sensitive to the effects of inflation, which could result in higher operating costs. With the exception of fuel price increases, the effects of inflation on the Company’s business have not been significant during the last three years. The Company has in place with the majority of its customers fuel surcharge provisions that allow the Company to partially recover additional fuel costs when fuel prices exceed a certain reference price per gallon.

New Accounting Pronouncements to be adopted

In December 2004, the FASB issued SFAS No. 123R “Share based payment” which is a
27

TRANSPORT CORPORATION OF AMERICA, INC.

revision to SFAS No. 123 “Accounting for Stock Based Compensation”. The provisions of this statement shall be effective for interim periods beginning after June 15, 2005. This new accounting pronouncement will require the Company to recognize in the income statement the grant-date fair value of stock-based compensation issued to employees. The Company currently accounts for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is currently reflected in net income, but the Company does disclose in its footnotes the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123. The Company is still evaluating the ultimate financial statement impact as it relates to Statement No. 123R, however, it does not currently believe the impact will be significantly different from the amounts currently disclosed in the notes to the financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of non-monetary assets, an amendment of APB Opinion No. 9”. The provisions of this statement shall be effective for interim periods beginning after June 15, 2005. The adoption of this new accounting standard is not expected to have a material impact on the Company’s financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and commodity prices.

Interest Rate Risk

                The Company is exposed to certain market risks with its $30 million credit agreement, of which $0 was outstanding at December 31, 2004. The agreement bears interest at a variable rate, which was 5.75% at December 31, 2004. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase.

Commodity Price Risk

                The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of December 31, 2004, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

TRANSPORT CORPORATION OF AMERICA, INC.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements described in Item 14(a)1 of this report are incorporated herein. See “Quarterly Financial Data” appearing on page F-24 of the audited consolidated financial statements, which are incorporated herein, by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

                The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

                There have been no changes in internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning the Company’s executive officers, reference is made to the information set forth under the caption “Executive Officers” located in Item 1 of this Form 10-K. For information concerning the Company’s directors and compliance by the Company’s directors, executive officers and significant stockholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, reference is made to the information set forth under the captions “Election of Directors” and “Beneficial Ownership of Common Stock,” respectively, in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2005, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
29

TRANSPORT CORPORATION OF AMERICA, INC.

Item 11.	EXECUTIVE COMPENSATION

Reference is made to the information set forth under the caption “Executive Compensation and Other Information” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2005, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference, except to the extent stated therein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information set forth under the caption “Beneficial Ownership of Common Stock” and under “Executive Compensation and Other Information – Equity Compensation Plan Information” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2005, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the heading “Approval of Auditors – Audit Fees” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2005, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K

	1.	Consolidated Financial Statements

Form 10-K Page Reference

		Index to Consolidated Financial Statements	F-1
		Report of Independent Registered Public Accounting Firm	F-2
		Consolidated Balance Sheets	F-3
		Consolidated Statements of Operations	F-4
		Consolidated Statements of Stockholders’ Equity	F-5
		Consolidated Statements of Cash Flows	F-6
		Notes to Consolidated Financial Statements	F-7

	2.	Consolidated Financial Statement Schedules

Consolidated Financial Statement Schedules
Included in Part IV of this report:
		Report of Independent Registered Public Accounting Firm	S-1
		Schedule II - Valuation and Qualifying Accounts	S-2
30

TRANSPORT CORPORATION OF AMERICA, INC.

(b)	Exhibits

	Exhibit Number	Description

	3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 33-84140) as declared effective by the Commission on November 3, 1994 (the “1994 S-1”)).

	3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the 1994 S-1).

	4.1	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) dated February 25, 1997 (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, as amended, filed with the SEC on February 27, 1997; to Exhibit 1 to the Company’s Registration Statement on Form 8-K/A, filed with the SEC on June 29, 1998; and to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A, filed with the SEC on January 21, 2000).

	10.1	Amended and Restated Credit Agreement dated as of October 5, 2001, among LaSalle Bank, N.A., Firstar Bank, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

	10.2	1986 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 1996).

	10.3	401(k) Retirement Plan (incorporated by reference to Exhibit 10.3 to the 1994 S-1).

	10.4	Master Lease dated as of April 9, 1999, between the Company and ABN/AMRO Leasing, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

	10.5	Agreement to terminate lease and assignment dated December 23, 2003, between the Company and ABN/AMRO Leasing, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2003).

	10.6	Lease termination agreement dated as of December 23, 2003, between the Company and ABN/AMRO Leasing, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2003).

	10.7	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
31

TRANSPORT CORPORATION OF AMERICA, INC.

10.8	Form of Vehicle Lease and Independent Contractor Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1996).

10.9	Description of the terms of employment of Michael J. Paxton (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2001).

10.10	Supplement to Employment Offer and Change in Control Agreement between the Company and Keith R. Klein, dated December 31, 2001 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2001).

10.11	2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2000).

10.12	1995 Stock Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1996).

10.13	Non-Plan, Non-Qualified Stock Option Agreement of Michael J. Paxton (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8, filed with the SEC on September 6, 2002).

10.14	Description of the terms of employment of Craig A. Coyan, with Addendum, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.15	Severance Agreement between the Company and Richard R. Lane, dated March 3, 2003 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the quarter ended December 31, 2003).

10.16	Description of the terms of employment of Ronald C. Kipp, dated October 3, 2002 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the quarter ended December 31, 2003).

10.17	Description of the terms of employment of Christopher R. Licht, dated January 27, 2003 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the quarter ended December 31, 2003).

10.18	Severance Agreement between the Company and Christopher R. Licht, dated October 3, 2004 (filed herewith).

10.19	Forms of incentive stock option agreement, non-qualified stock option agreement and director stock option agreement under the Company’s 1995 Stock Plan (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).
32

TRANSPORT CORPORATION OF AMERICA, INC.

	31.1.	Section 302 Certification of Chief Executive Officer (filed herewith).

	31.2.	Section 302 Certification of Chief Financial Officer (filed herewith).

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 (filed herewith).

(c)	Schedules

Reference is made to Item 15(a)2.
33

TRANSPORT CORPORATION OF AMERICA, INC.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSPORT CORPORATION OF AMERICA, INC. (“Registrant”)

Dated: March 3, 2005
By : /s/ Michael J. Paxton
————————————————
Michael J. Paxton Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Michael J. Paxton	March 3, 2005
———————————————————————
Michael J. Paxton Chairman, President, and Chief Executive Officer (Principal Executive Officer)

/s/ Keith R. Klein	March 3, 2005
———————————————————————
Keith R. Klein Chief Financial Officer and Chief Information Officer (Principal Financial and Accounting Officer)

/s/ William D. Slattery	March 3, 2005
———————————————————————
William D.Slattery, Director

/s/ Anton J. Christianson	March 3, 2005
———————————————————————
Anton J. Christianson, Director

/s/ William P. Murnane	March 3, 2005
———————————————————————
William P. Murnane, Director

/s/ Kenneth J. Roering	March 3, 2005
———————————————————————
Kenneth J. Roering, Director

/s/ Charles M. Osborne	March 3, 2005
———————————————————————
Charles M. Osborne, Director

/s/ Thomas R. McBurney	March 3, 2005
———————————————————————
Thomas R. McBurney, Director
34

TRANSPORT CORPORATION OF AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F-1

TRANSPORT CORPORATION OF AMERICA, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Transport Corporation of America, Inc.:

We have audited the accompanying consolidated balance sheets of Transport Corporation of America, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transport Corporation of America, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, on July 1, 2003.

/s/ KPMG LLP

Minneapolis, Minnesota
February 25, 2005

F-2

TRANSPORT CORPORATION OF AMERICA, INC.

Consolidated Balance Sheets (In thousands, except share and per share amounts)

	December 31,
Assets	2004	2003
Current assets:
Cash and cash equivalents	$3,714	$2,345
Trade accounts receivable, net of allowances for doubtful account and
other billing adjustments of $800 in 2004 and $766 in 2003	24,610	24,978
Other receivables	1,170	1,200
Operating supplies - inventory	800	813
Deferred income tax benefit (note 7)	6,316	6,452
Prepaid expenses	2,626	2,894

Total current assets	39,236	38,682

Property and equipment:
Land, buildings, and improvements	16,516	16,237
Revenue equipment (note 1 and 9)	180,827	180,970
Other equipment	21,219	21,436

Total property and equipment	218,562	218,643
Less accumulated depreciation	(98,776)	(94,102)

Property and equipment, net	119,786	124,541
Other assets, net (note 2)	2,056	2,045

Total assets	$161,078	$165,268

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt (note 3)	$7,965	$8,843
Current maturities of capital lease obligations (note 9)	9,990	4,328
Accounts payable	5,026	3,526
Checks issued in excess of cash balances	1,871	1,066
Due to independent contractors	1,157	1,545
Accrued expenses (note 4)	21,132	19,407

Total current liabilities	47,141	38,715

Long-term debt, less current maturities (note 3)	28,336	28,929
Capital lease obligations, less current maturities (note 9)	2,826	12,820

Deferred income taxes (note 7)	26,504	26,103

Commitments and contingencies (note 1, 5 and 9)

Stockholders’ equity (note 5):
Common stock, $.01 par value; 15,000,000 shares authorized;
6,527,392 and 7,141,730 shares issued and outstanding as of
December 31, 2004 and 2003, respectively	65	71
Additional paid-in capital	25,428	29,889
Retained earnings	30,778	28,741

Total stockholders’ equity	56,271	58,701

Total liabilities and stockholders’ equity	$161,078	$165,268

See accompanying notes to consolidated financial statements
F-3

TRANSPORT CORPORATION OF AMERICA, INC.

Consolidated Statements of Operations (In thousands, except per share amounts)

	Years ended December 31,
	2004	2003	2002

Operating revenues	$258,408	$258,859	$273,227

Operating expenses:
Salaries, wages, and benefits	76,129	71,080	80,289
Fuel, maintenance, and other expenses	42,909	38,933	38,903
Purchased transportation	79,144	91,516	91,706
Revenue equipment leases	1,266	1,069	841
Depreciation and amortization	23,757	25,104	27,474
Insurance, claims and damage	12,496	12,287	13,615
Taxes and licenses	4,604	4,556	4,986
Communications	1,788	2,194	2,576
Other general and administrative expenses	9,824	9,611	9,052
Impairment of revenue equipment	—	(549)	4,741
Loss (gain) on sale of property and equipment	25	(1,302)	(36)

Total operating expenses	251,942	254,499	274,147

Operating income (loss)	6,466	4,360	(920)

Interest expense	3,281	4,312	5,571
Interest income	(166)	(189)	(124)

Interest expense, net	3,115	4,123	5,447

Earnings (loss) before income taxes and
cumulative effect of changes in accounting	3,351	237	(6,367)

Provision (benefit) for income taxes (note 7)	1,314	163	(2,711)

Earnings (loss) before cumulative effect of
changes in accounting principle	$2,037	$74	$(3,656)

Cumulative effect of changes in accounting
principle, net of tax effects (note 1)	$—	(1,153)	$(16,694)

Net income (loss)	$2,037	$(1,079)	$(20,350)

Net earnings (loss) per share - basic:
Before cumulative effect of changes in accounting principle	$0.30	$0.01	$(0.50)
Net earnings (loss) per share	$0.30	$(0.15)	$(2.81)
Net earnings (loss) per share - diluted:
Before cumulative effect of changes in accounting principle	$0.30	$0.01	$(0.50)
Net earnings (loss) per share	$0.30	$(0.15)	$(2.81)

Average common shares outstanding:
Basic	6,722	7,171	7,243
Diluted	6,841	7,204	7,243

See accompanying notes to consolidated financial statements.
F-4

TRANSPORT CORPORATION OF AMERICA, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)
			Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Common Stock

	Shares	Amount

Balance, December 31, 2001	7,203,815	72	30,205	50,170	80,447

Common stock options
and stock purchase plan	54,016	—	306	—	306

Purchase and retirement
of common stock	(38,000)	—	(189)	—	(189)

Tax benefit related to
employee stock option
transactions	—	—	8	—	8

Net loss	—	—	—	(20,350)	(20,350)

Balance, December 31, 2002	7,219,831	72	30,330	29,820	60,222

Common stock options
and stock purchase plan	6,599	—	29	—	29

Purchase and retirement
of common stock	(84,700)	(1)	(470)	—	(471)

Net loss	—	—	—	(1,079)	(1,079)

Balance, December 31, 2003	7,141,730	$71	$29,889	$28,741	$58,701

Common stock options
and stock purchase plan	11,662	—	64	—	64

Purchase and retirement
of common stock	(626,000)	(6)	(4,529)	—	(4,535)

Tax benefit related to
employee stock option
transactions	—	—	4	—	4

Net income	—	—	—	2,037	2,037

Balance, December 31, 2004	6,527,392	65	25,428	30,778	56,271

See accompanying notes to consolidated financial statements.
F-5

TRANSPORT CORPORATION OF AMERICA, INC.

Consolidated Statements of Cash Flows (In thousands)

	Years ended December 31,
	2004	2003	2002
Operating activities:
Net income (loss)	$2,037	$(1,079)	$(20,350)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	23,757	25,104	27,474
Effect of changes in accounting principle, net of tax	—	1,153	16,694
Effect of revenue equipment impairment charge	—	(549)	4,741
Loss (gain) on sale of property and equipment	25	(1,302)	(36)
Deferred income taxes	537	(1,353)	(2,641)
Changes in operating assets and liabilities
Trade receivables	368	3,396	(1,510)
Lease and other receivables	30	1,634	3,593
Operating supplies	13	263	120
Prepaid expenses	268	(936)	(51)
Other assets	(11)	2,074	(773)
Accounts payable	1,500	(901)	(1,446)
Due to independent contractors	(388)	(113)	162
Accrued expenses	1,725	1,487	3,213

Net cash provided by operating activities	29,861	28,878	29,190

Investing activities:
Purchases of revenue equipment	(25,142)	(19,677)	(21,606)
Purchases of property and other equipment	(1,014)	(827)	(1,443)
Proceeds from sales of equipment	7,129	9,190	15,433

Net cash used in investing activities	(19,027)	(11,314)	(7,616)

Financing activities:
Proceeds from issuance of common stock,
and exercise of options and warrants	68	29	314
Payments for purchase and retirement of common stock	(4,535)	(471)	(189)
Proceeds from issuance of long-term debt	20,639	20,463	21,393
Principal payments on long-term debt	(26,442)	(32,526)	(27,861)
Proceeds from issuance of notes payable to bank	100	60,100	57,400
Principal payments on notes payable to bank	(100)	(62,600)	(73,900)
Change in net checks issued in excess of cash balances	805	(338)	286

Net cash used in financing activities	(9,465)	(15,343)	(22,557)

Net increase (decrease) in cash	1,369	2,221	(983)
Cash and cash equivalents, beginning of year	2,345	124	1,107

Cash and cash equivalents, end of year	$3,714	$2,345	$124

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$3,017	$4,120	$5,411
Income taxes, net	1,038	1,354	199
Supplemental Schedule of noncash investing and financing activities:
Lease receivables from disposition of revenue equipment	$—	$2,208	$3,945

See accompanying notes to consolidated financial statements.
F-6

TRANSPORT CORPORATION OF AMERICA, INC.

Notes to Consolidated Financial Statements Years ended December 31, 2004, 2003, and 2002

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

Lease Receivables

The Company has lease receivables for equipment leased to drivers and recorded as direct-finance capital leases. At December 31, 2004, approximately $0.5 million is included in other receivables and $0.1 million is included in Other Assets. Deferred interest income is recorded at the time of lease inception and amortized over the life of the lease.

Revenue Equipment, Property, and Other Equipment

Revenue equipment, property, and other equipment are recorded at cost. Costs for repairs and maintenance are charged to operations. Depreciation, including amortization of capitalized leases, is computed using the straight-line basis over the estimated useful lives of the assets or the lease periods, whichever is shorter. At December 31, 2004, the Company had $25.6 million outstanding commitments for the purchase or lease of revenue equipment in 2005.
F-7

TRANSPORT CORPORATION OF AMERICA, INC.

The estimated useful lives for new equipment when placed in service are as follows:
Years

Tractors	4-6
Trailers	8-12
Building improvements	10-30
Buildings	30-40
Other equipment, including computers and furniture	3 - 8

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
F-8

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
F-9

TRANSPORT CORPORATION OF AMERICA, INC.

The fair value of the Company was determined based on quoted market prices for the Company’s common stock.

A roll-forward of goodwill for the years ended December 31 is as follows:

	Year ended December 31,

	2004	2003	2002

(Dollars in thousands)

Balance at beginning of year	$—	—	24,366
Goodwill amortization	—	—	—
Impairment charge	—	—	(24,366)

Balance at end of year	$—	—	—

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

For the policy year from January to December 2002, the Company assumed liability for claims up to
$1.0 million, plus administrative expense, for each occurrence involving personal injury or property damage. The Company was also responsible for the first $600,000 aggregate for claims occurring in the layer between $1.0 million and $5.0 million. Liability for claims in excess of the self-insured retention, if it occurred, was covered under premium-based policies with reputable insurance companies to coverage levels that management considers adequate. For the policy period from January to October 2003, the Company assumed liability for the first $750,000 per occurrence, plus an additional 25% pro-rata share on the layer between $750,000 and $3.0 million, plus administrative expenses, for each occurrence involving personal injury or property damage. Liability for claims in excess of the self-insured retention,
F-10

TRANSPORT CORPORATION OF AMERICA, INC.

if it occurred, was covered under premium-based policies with reputable insurance companies to coverage levels that management considers adequate. The Company has renewed these same terms for the policy year beginning November 2003 and 2004.

The Company has assumed responsibility for workers’ compensation and has obtained insurance for individual claims above $250,000 per occurrence. Under these insurance arrangements, the Company maintains $5.3 million in letters of credit as of December 31, 2004.

The Company accrues for health insurance claims reported, as well as for claims incurred but not reported, based upon the Company’s past experience. The Company has obtained insurance for individual claims above $175,000 per participant.

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

Stock-Based Employee Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting
Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (Statement No. 148). Statement No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123). As of December 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 5. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123:
F-11

TRANSPORT CORPORATION OF AMERICA, INC.

In thousands except per share amounts	2004	2003	2002
Net earnings (loss):
As reported	$2,037	$(1,079)	$(20,350)
Pro forma expense, net of taxes	$230	$373	$354

Pro forma	$1,807	$(1,452)	$(20,704)

Net basic earnings (loss) per share:
As reported	$0.30	$(0.15)	$(2.81)

Pro forma	$0.27	$(0.20)	$(2.86)

Net diluted earnings (loss) per share:
As reported	$0.30	$(0.15)	$(2.81)

Pro forma	$0.26	$(0.20)	$(2.86)

The above pro forma amounts may not be representative of the effects on reported net (loss)
earnings for future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-
pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002:

	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	23.0%	40.0%	55.0%
Risk-free interest rate	4.3%	3.9%	5.0%
Expected lives	7 years	8 years	10 years
Weighted average fair value of options granted	$2.55	$2.98	$4.04

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

Diluted net earnings per share is computed by dividing net earnings by the weighted average number of potential common shares outstanding, assuming exercise of
F-12

TRANSPORT CORPORATION OF AMERICA, INC.

dilutive stock options. The potential common shares are computed using the treasury stock method based upon the average market price of the Company’s stock during each period. The Company had net earnings before cumulative effect of change in accounting principle for the year ended December 31, 2004 so the effects of potential common shares were included in the calculation to the extent their impact was dilutive. Because the Company suffered net losses for the year’s ended December 31, 2003, and 2002, the effects of potential common shares were not included in the calculation as their effects would be anti-dilutive. Stock options outstanding at December 31, 2004, 2003 and 2002 and excluded from the calculation totaled 0, 510,603, and 520,159, respectively.

Computation of Earnings (Loss) per Common Share (In thousands, except per share amounts)

	Years ended December 31,
	2004	2003	2002
Net earnings (loss)	$2,037	$(1,079)	$(20,350)

Average number of common
shares outstanding	6,722,157	7,171,368	7,242,893

Dilutive effect of outstanding stock options	119,038	32,322	—

Average number of common and common
equivalent shares outstanding	6,841,195	7,203,690	7,242,893

Basic earnings (loss) per share	$0.30	$(0.15)	$(2.81)

Diluted earnings (loss) per share	$0.30	$(0.15)	$(2.81)

Fair Value of Financial Instruments

The carrying value of the Company’s financial assets and liabilities, excluding debt, approximates fair value because of their short-term nature. The fair value of the Company’s revenue equipment debt, if recalculated based on current interest rates at December 31, 2004, would approximate $48.2 million compared with a carrying value of $49.1 million. At December 31, 2003, it approximated $54.8 million, compared with a carrying value of $54.9 million.

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
F-13

TRANSPORT CORPORATION OF AMERICA, INC.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation
No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires an entity to consolidate a variable interest entity if it is the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is inadequate to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation were initially effective in the first fiscal year or interim period beginning after June 15, 2003. On October 8, 2003, the FASB deferred the implementation date from interim periods beginning after June 15, 2003 to interim periods ending after December 15, 2003 (or later, in certain circumstances). The Company elected early adoption and the prospective application provisions of Interpretation No. 46 during the quarter ended September 30, 2003. In 1999, the Company entered into a lease arrangement for its corporate office facility, which had been financed by a special purpose entity (“SPE”) sponsored by a bank. The SPE was not consolidated in the Company’s financial statements and the Company had accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases.” In conjunction with this arrangement, the Company had a residual value guarantee of up to $11.2 million, plus selling costs, if the Company did not exercise its purchase option and the property was sold for less than $13.0 million, the Asset Termination Value. The Company evaluated the treatment of this leasing arrangement under Interpretation No. 46 and concluded the pronouncement required the Company to record the asset and related liability in its financial statements; accordingly, the Company recorded an asset of $11.2 million, the related debt of $13.0 million, and a cumulative-effect charge adjustment of $1.1 million (net of tax benefit of $0.7 million) in the third quarter of 2003.

(2)	Other Assets

Other assets at December 31, 2004 primarily include long-term lease receivables and equipment available for lease of $1.4 million and capitalized tires of $0.4 million. Other assets at December 31, 2003 primarily include long-term lease receivables and equipment available for lease of $0.7 million and capitalized tires of $0.7 million.

F-14

TRANSPORT CORPORATION OF AMERICA, INC.

(3)	Credit Facility and Long-Term Debt

The Company has a credit agreement for a secured credit facility with maximum combined borrowings and letters of credit of $30 million. Amounts actually available under the credit facility are limited by the Company’s accounts receivable and unencumbered revenue equipment. At December 31, 2004, there were outstanding borrowings and letters of credit of $0 and $5.3 million, respectively. Net of actual outstanding borrowings and letters of credit at December 31, 2004, the Company had available additional borrowings of $19.8 million. The credit agreement expires May 4, 2007. At December 31, 2004, the interest rate on outstanding borrowings was 5.75%.

The credit agreement contains certain financial covenants, which include maintenance of a minimum net worth, maintenance of a consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and lease rental expenses, and maintenance of a minimum cash flow coverage ratio. The Company was in compliance with these covenants at December 31, 2004.

The following is a summary of data relating to the credit facility:

In thousands	Years ended December 31,
	2004	2003
Outstanding balance at year end	$—	$—
Average amount outstanding	—	1,165
Maximum amount outstanding	100	5,600
Weighted average interest rate during the year	5.08%	5.08%
Commitment fee on unused balances	0.25%	0.40%
F-15

TRANSPORT CORPORATION OF AMERICA, INC.

In 1998, as part of its acquisition of North Star, the Company issued 1.2 million shares of common stock with a non-detachable put option. In January 2000, 45,000 shares of this were converted to common stock. In December 2000, the Company repurchased the remaining 1,155,000 shares for $11.7 million of subordinated debt and $7.8 million in cash. In September 2001, and again in October 2002, the Company renegotiated and amended the terms of this subordinated debt. The debt was payable through fixed quarterly payments and variable quarterly payments based on actual earnings. In October 2001 proceeds of $1.4 million received from the sale of the Company’s previous headquarters were used to reduce the outstanding debt as required by the agreement. In October 2002, another principal payment of $4.0 million was made to reduce the outstanding debt to $4.6 million, as allowed by the second amendment. Scheduled quarterly principal payments aggregating $1.0 million were made through September 2003 to reduce the outstanding debt to $3.6 million. During December 2003, the remaining balance of the subordinated debt was paid off.

Long-term debt consists of the following:

In thousands	December 31,
	2004	2003
Notes payable to banks and other financial institutions with maturities through December 2008, secured by certain revenue
equipment with interest rates ranging from 4.0% to 7.76%	$36,301	$37,772

Less current maturities of long-term debt	7,965	8,843

Long-term debt, less current maturities	$28,336	$28,929

The aggregate annual maturuties of long-term debt at December 31, 2004, are as follows:

In thousands Years ended December 31,	Amount

2004	7,965
2005	7,687
2006	11,607
2007	4,297
2008	4,745

Total	$36,301

The carrying value of assets pledged as collateral against the notes payable includes revenue equipment totaling $39.2 million at December 31, 2004. The carrying value of assets pledged as collateral against the secured credit facility includes revenue equipment totaling $5.8 million and accounts receivable totaling $24.8 million.
F-16

TRANSPORT CORPORATION OF AMERICA, INC.

(4)	Accrued Expenses

Accrued expenses are as follows:

In thousands	December 31,
	2004	2003
Salaries, wages and benefits	$3,453	$3,246
Insurance, claims and damage	11,570	10,063
Insurance, medical and dental	1,790	1,710
Workers compensation	2,577	2,478
Taxes	1,231	1,353
Other	511	557

Total	$21,132	$19,407

(5)	Stockholders’ Equity

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

Employee Stock Purchase Plan

In 2001, the Company adopted an Employee Stock Purchase Plan (the “2001 Plan”). The 2001 Plan
replaced the Company’s prior employee stock purchase plan adopted in 1996 (the “1996 Plan”). The provisions of the 1996 Plan are substantially the same as the 2001 Plan. The purpose of the 2001 Plan is to encourage employees to purchase shares of common stock in the Company, thereby providing a greater alignment of interests between the Company and its employees. There are 100,000 shares of the Company’s common stock reserved for issuance under the 2001 Plan, which terminates on December 31, 2011.
F-17

TRANSPORT CORPORATION OF AMERICA, INC.

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

During 2004, 2003, and 2002, employees purchased 5,788, 5,148, and 8,636 shares, respectively, at average prices of $6.41, $4.28, and $4.67, per share, respectively, under the Plans.

TA Rewards Program

The Company had an incentive program to reward employee drivers and independent contractor drivers who achieve certain performance and safety goals. Under this program, drivers were awarded points on a quarterly basis for achieving their safety and performance goals. Drivers could redeem these points for various rewards, including shares of the Company’s common stock.

In 1998, the Board approved the TA Rewards Program – Stock Component (“TA Rewards”). TA
Rewards provided for the issuance of up to 100,000 shares of the Company’s common stock for driver redemptions of their TA Rewards points. During 2004, 2003, and 2002, 1,899, 1,451, and 6,654 common shares, respectively, were issued under this program. The TA Rewards program was terminated on December 31, 2002. Eligible participants had until December 31, 2003 to redeem points. The 1,899 shares issued in 2004 were for points redeemed as of December 31, 2003.

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

These option plans allow for the grant of up to 1,050,000 shares. Options generally vest in cumulative annual increments over periods from one to four years and expire five or ten years from date of issuance. At December 31, 2004, the exercise prices of outstanding options ranged from $4.53 to $7.85 with a weighted average contractual life of approximately 9.2 years.
F-18

TRANSPORT CORPORATION OF AMERICA, INC.

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

		Outstanding options		Exercisable options
Exercise price range	Number	Weighted average remaining contractual life	Weighted average exercise price	Number	Weighted average exercise price
$ 2.50 - 5.00	11,500	5.4 years	$4.57	7,750	$4.60
5.00 - 7.50	469,205	6.1 years	5.77	351,537	5.82
7.50 - 10.00	136,025	9.4 years	7.80	4,000	7.80

	616,730			363,287

Option transactions are summarized as follows:

	Shares			Weighted average exercise price
	2004	2003	2002	2004	2003	2002
Options outstanding at beginning of year	510,603	520,159	492,018	$6.19	$6.54	$6.65
Granted	161,855	82,322	96,794	7.73	5.88	5.97
Canceled or Expired	(51,753)	(91,878)	(29,927)	10.96	7.88	7.37
Exercised	(3,975)	—	(38,726)	5.70	—	5.81

Options outstanding at end of year	616,730	510,603	520,159	$6.20	$6.19	$6.54

Options exercisable at end of year	363,287	279,111	218,779	$5.82	$6.70	$7.84

Stock Repurchase Plan

In 1997, the Board of Directors approved repurchasing up to 350,000 shares of the Company’s common stock. As of December 31, 2003, the Company had repurchased 229,400 shares, leaving 120,600 shares available for repurchase under this authority. In March 2004, the Board of Directors approved repurchasing an additional 500,000 shares of the Company’s common stock. In May 2004, the Board of Directors again approved repurchasing another 500,000 shares of the Company’s common stock. During 2004, the Company repurchased 626,000 shares of its own common stock, leaving 494,600 shares available for repurchase under this combined authority.

(6)	Employee Benefit Plans

The Company has a savings retirement plan (the “Plan”) for eligible employees under Section 401(k)
of the Internal Revenue Code. The Plan allows employees to defer amounts of their compensation on a pretax basis subject to IRS limitations. The Company may, at its discretion, match a portion of the employee deferrals. During 2004, 2003, and 2002, the Company contributed amounts equal to one-fourth of the employee deferrals, up to 1% of each participant’s compensation. For participants
F-19

TRANSPORT CORPORATION OF AMERICA, INC.

who are employed as truck drivers with pay based on actual miles driven, the Company may also elect to contribute ½¢ and 1¢ per paid mile driven for drivers with over one and two years of service, respectively. On behalf of all employees, the Company contributed $628,000, $535,000, and $661,000 to the Plan in 2004, 2003, and 2002, respectively.

(7)	Income Taxes

Total income tax expense (benefit) for the years ended December 31, 2004 , 2003 and 2002 was allocated as follows:

	2004	2003	2002
Earnings (loss) before cumulative effect of
changes in accounting principle	$1,314	$163	$(2,711)
Cumulative effect of changes in accounting principle	—	(725)	(7,673)

Total	$1,314	$(562)	$(10,384)

The provision (benefit) for income taxes attributable from earnings (loss) before income taxes and cumulative effect of changes in accounting principle consists of the following:

In thousands	Current	Deferred	Total
For the year ended December 31, 2004:
Federal	$459	$685	$1,144
State	318	(148)	170

Total	$777	$537	$1,314

For the year ended December 31, 2003:
Federal	$1,475	$(1,323)	$152
State	453	(442)	11

Total	$1,928	$(1,765)	$163

For the year ended December 31, 2002:
Federal	$(299)	$(1,920)	$(2,219)
State	188	(680)	(492)

Total	$(111)	$(2,600)	$(2,711)

The income tax expense (benefit) attributable to earnings (loss) before income taxes and cumulative effect of changes in accounting principle differs from the “expected” tax expense (benefit) as follows for the years ended December 31, 2004, 2003 and 2002:

In thousands	2004	2003	2002
Expected federal tax expense (benefit) at statutory rates	$1,140	$80	$(2,165)
Increases in taxes resulting from:
State income taxes, net of federal effect	112	7	(325)
Expenses not deductible for tax purposes	62	72	78
Favorable resolution of tax contingency	—	—	(299)
Other	—	4	—

Actual tax expense (benefit)	$1,314	$163	$(2,711)

F-20

TRANSPORT CORPORATION OF AMERICA, INC.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, are presented below:

In thousands	2004	2003
Deferred tax assets:
Intangible assets	$5,018	$5,606
Insurance, claims, and damage reserves	5,414	5,374
Vacation accrual	416	404
Allowance for doubtful accounts	357	296
Federal & state alternative minimum tax credit carryforward	23	53
Other	242	233

Total deferred tax assets	11,470	11,966

Deferred tax liabilities:
Equipment, principally due to differences in depreciation and
lease accounting	$31,658	$31,617

Total deferred tax liabilities	31,658	31,617

Net deferred tax liability	$20,188	$19,651

These amounts are presented in the accompanying balance sheet as follows:

	2004	2003

Current deferred tax asset	$6,316	$6,452
Noncurrent deferred tax liability	26,504	26,103

Net deferred tax liability	$20,188	$19,651

At December 31, 2004, the Company had state alternative minimum tax credit carry-forwards of approximately $23,000, which are available to reduce future state income taxes, if any, over an indefinite period.

In assessing its realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s scheduling of taxable temporary differences, which generate sufficient taxable income in future periods to offset deductible temporary differences as of December 31, 2004, management believes that it is more likely than not the Company will realize the benefits of these temporary differences and therefore no valuation allowance is needed.

During the years ended December 31, 2004, 2003, and 2002, respectively, $3,500, $0, and $8,000 was added to additional paid-in capital in accordance with APB No. 25 reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock option transactions.
F-21

TRANSPORT CORPORATION OF AMERICA, INC.

(8)	Major Customers

Sales to the Company’s five largest customers represented 33%, 29%, and 32% of total revenues for
2004, 2003, and 2002, respectively. The Company’s largest customer in 2004 represented approximately 9.7%, 7.6%, and 7.0% of operating revenues in years 2004, 2003, and 2002 respectively.

(9)	Commitments

Capital Leases

The Company has entered into several leases for revenue equipment which qualify as capital leases under SFAS 13. The lease agreements are for terms of 36 to 70 months.

Following is a summary of revenue equipment under capital leases:

	Years ended December 31,
In thousands	2004	2003
Revenue equipment	$30,495	$31,934
Less accumulated depreciation	(14,269)	(12,199)

	$16,226	$19,735

Operating Leases

In 1999, the Company entered into a lease arrangement for its corporate office facility, which had been financed by a special purpose entity (“SPE”) sponsored by a bank. The SPE was not consolidated in the Company’s financial statements and the Company had accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases.” In conjunction with this arrangement, the Company had a residual value guarantee of up to $11.2 million, plus selling costs, if the Company did not exercise its purchase option and the property was sold for less than $13.0 million, the Asset Termination Value. In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. The Company evaluated the treatment of this leasing arrangement under Interpretation No. 46 and concluded the pronouncement required the Company to record the asset and related liability in its financial statements; accordingly, the Company recorded an asset of $11.2 million, the related debt of $13.0 million, and a cumulative-effect change adjustment of $1.1 million (net of tax benefit of $0.7 million). The Company sold its rights in this property on December 23, 2003 and concurrent with the sale signed a thirteen-year lease for the two-thirds of the building the Company currently occupies. This transaction has been accounted for as a sale-leaseback and thus the related asset and long-term debt balances have been removed from the balance sheet. In connection with this transaction, the Company deferred a gain of $250,000 that will be recognized over the lease period. Annual lease payments on this property will be approximately $1.0 million.
F-22

TRANSPORT CORPORATION OF AMERICA, INC.

Rental expense under facility operating leases was approximately $1,352,000 in 2004, $409,000 in 2003, and $614,000 in 2002.

In 2002, the Company entered into lease arrangements for revenue equipment that are classified as operating leases. The lease agreements are for terms of 48 months and contain TRAC (terminal rental adjustment clause) provisions, which require the Company to guarantee a termination value as a percentage of the original cost of the leased equipment at the lease termination date. The maximum potential amount the Company could be required to make under the guarantee is $1.1 million. Management does not believe that it is probable that the fair market value of the property at the end of the lease term will be less than the termination value; accordingly, the Company has not recorded an additional liability related to this guarantee. Rental expense for revenue equipment operating leases was approximately $1,037,000 in 2004, $929,000 in 2003, and $742,000 in 2002.

Future minimum payments by year and in the aggregate, under the aforementioned capital and operating leases and other non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2004, are as follows:

In thousands
Year ending December 31,	Capital Leases	Operating Leases

2005	10,552	2,954
2006	2,933	3,066
2007	—	1,236
2008	—	1,077
2009	—	1,093
Thereafter	—	8,124

Total minimum lease payments	$13,485	$17,550

Less amount representing interest with imputed rates
ranging from 6.5% to 7.8%	(669)

Present value of net minimum lease payments	12,816
Less current maturities	(9,990)

Long term maturities	$2,826

F-23

TRANSPORT CORPORATION OF AMERICA, INC.

(10)	Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2004 and 2003:
(In thousands, except per share amounts)

	Quarter

2004:	First	Second	Third	Fourth

Operating revenues	$62,143	$65,232	$65,730	$65,303
Operating income	962	2,119	800	2,585

Net earnings	71	795	36	1,135

Earnings per share - basic:
Net earnings per share	$0.01	$0.12	$0.01	$0.17
Earnings per share - diluted:
Net earnings per share	$0.01	$0.12	$0.01	$0.17

	Quarter

2003:	First	Second	Third	Fourth (1)

Operating revenues	$67,101	$65,638	$64,069	$62,051
Operating income (loss)	319	(349)	2,933	1,457

Earnings (loss) before cumulative effect of changes in accounting principle	$(454)	$(837)	$1,043	$322
Cumulative effect of changes in acounting principle, net of tax effects	64	—	1,089	—

Net earnings (loss)	(518)	(837)	(46)	322

Earnings (loss) per share - basic:
Before cumulative effect of changes in accounting principle	$(0.06)	$(0.12)	0.15	$0.05
Net earnings (loss) per share	$(0.07)	$(0.12)	$(0.01)	$0.05
Earnings (loss) per share - diluted:
Before cumulative effect of changes in accounting principle	$(0.06)	$(0.12)	$0.15	$0.04
Net earnings (loss) per share	$(0.07)	$(0.12)	$(0.01)	$0.04

(1)	Fourth quarter 2003 includes a $1.8 million charge for increased claim costs and growth in open claims.

Basic and diluted net income (loss) per common share is computed independely for each of the periods presented. Accordingly, the sum of the quarterly basic and diluted net income (loss) per common share may not agree to the total for the year.
F-24

TRANSPORT CORPORATION OF AMERICA, INC.

Report of Independent Registered Public Accounting Firm on Schedule

The Board of Directors and Stockholders
Transport Corporation of America, Inc.:

Under date of February 25, 2005, we reported on the consolidated balance sheets of Transport Corporation of America, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements, and our report thereon, are included in the annual report on Form 10-K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
February 25, 2005

S-1

TRANSPORT CORPORATION OF AMERICA, INC.

Schedule II

Valuation and Qualifying Accounts (In thousands)

Description	Balance at beginning of year	Additions charged to cost and expense	Deductions	Balance at end of year
Allowance for doubtful accounts
(deducted from accounts receivable)

Year ended December 31, 2004	$766	669	635	$800

Year ended December 31, 2003	$930	164	328	$766

Year ended December 31, 2002	$470	620	160	$930

Reserve for insurance, claim and damage liability

Year ended December 31, 2004	$10,063	9,145	7,638	$11,570

Year ended December 31, 2003	$8,160	8,749	6,846	$10,063

Year ended December 31, 2002	$5,288	10,711	7,839	$8,160

Reserve for workers’ compensation liability

Year ended December 31, 2004	$2,478	2,742	2,643	$2,577

Year ended December 31, 2003	$1,840	2,569	1,931	$2,478

Year ended December 31, 2002	$1,177	2,293	1,630	$1,840
S-2