Form 10-Q
period 2005-03-31
TRANSPORT CORPORATION OF AMERICA INC
filed 2005-04-26
CIK 809246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

N/A

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
YES           NO   X

As of April 22, 2005, the Company had outstanding 6,554,528 shares of Common Stock, $.01 par value.

TRANSPORT CORPORATION OF AMERICA, INC.
Quarterly Report on Form 10-Q

Item 1. Financial Statements

Transport Corporation of America, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$2,610	$3,714
Trade accounts receivable, net of allowances for doubtful accounts and other billing adjustments of $650 at March 31, 2005
and $800 at December 31, 2004	24,861	24,610
Other receivables	2,267	1,170
Operating supplies – inventory	848	800
Deferred income tax benefit	5,609	6,316
Prepaid expenses	3,782	2,626

Total current assets	39,977	39,236

Property and equipment:
Revenue equipment, at cost	183,394	180,827
Less accumulated depreciation	(78,037)	(80,077)

Revenue equipment, net	105,357	100,750

Property and other equipment
Land, buildings, and improvements	16,718	16,516
Other equipment and leasehold improvements	21,387	21,219
Less accumulated depreciation	(19,307)	(18,699)

Property and equipment, net	18,798	19,036

Revenue, property and other equipment, net	124,155	119,786

Other assets, net	2,705	2,056

Total assets	166,837	161,078

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities of long-term debt	7,581	7,965
Current maturities of capital lease obligations	9,153	9,990
Accounts payable	11,142	5,026
Checks issued in excess of cash balances	1,123	1,871
Due to independent contractors	1,223	1,157
Accrued expenses	22,212	21,132

Total current liabilities	52,434	47,141

Long-term debt, less current maturities	29,517	28,336
Capital lease obligations, less current maturities	2,535	2,826

Deferred income taxes	25,787	26,504

Shareholders’ equity:
Common stock, $.01 par value; 15,000,000 shares authorized,
6,554,528 and 6,527,392 shares issued and outstanding as of
March 31, 2005 and December 31, 2004, respectively	66	65
Additional paid-in capital	25,626	25,428
Retained earnings	30,872	30,778

Total shareholders' equity	56,564	56,271

Total liabilities and shareholders' equity	$166,837	$161,078

See accompanying notes to consolidated financial statements.

Transport Corporation of America, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,

	2005	2004

Operating revenues	$61,436	$62,143

Operating expenses:
Salaries, wages, and benefits	19,077	18,195
Fuel, maintenance, and other expenses	11,547	9,390
Purchased transportation	17,672	20,591
Revenue equipment leases	390	268
Depreciation and amortization	5,723	5,743
Insurance, claims and damage	2,202	3,142
Taxes and licenses	1,167	1,101
Communications	420	443
Other general and administrative expenses	2,452	2,310
Gain on sale of property and equipment	(7)	(2)

Total operating expenses	60,643	61,181

Operating income	793	962

Interest expense	746	854
Interest and other income	(107)	(9)

Interest expense, net	639	845

Earnings before income taxes	154	117

Provision for income taxes	60	46

Net earnings	$94	$71

Net earnings per share - basic	$0.01	$0.01

Net earnings per share - diluted	$0.01	$0.01

Average common shares outstanding:
Basic	6,541,890	7,087,215
Diluted	6,725,525	7,199,488

See accompanying notes to consolidated financial statements.

Transport Corporation of America, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,

	2005	2004

Operating activities:
Net income	$94	$71
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,723	5,743
Gain on sale of property and equipment	(7)	(2)
Deferred income taxes	(10)	29
Changes in operating assets and liabilities:
Trade receivables	(251)	(2,611)
Other receivables	(1,097)	(557)
Operating supplies – inventory	(48)	36
Prepaid expenses	(1,156)	(1,658)
Other assets	(649)	412
Accounts payable	6,116	3,878
Due to independent contractors	66	834
Accrued expenses	1,080	1,472

Net cash provided by operating activities	9,861	7,647

Investing activities:
Purchases of revenue equipment	(12,161)	(2,751)
Purchases of property and other equipment	(510)	(215)
Proceeds from disposition of equipment	2,586	1,105

Net cash used by investing activities	(10,085)	(1,861)

Financing activities:
Proceeds from issuance of common stock,
and exercise of options and warrants	199	24
Payments for repurchase and retirement of common stock	—	(1,201)
Proceeds from issuance of long-term debt	5,432	—
Principal payments on long-term debt and capital leases	(5,763)	(3,326)
Proceeds from issuance of notes payable to bank	—	100
Principal payments on notes payable to bank	—	(100)
Change in net checks issued in excess of cash balances	(748)	426

Net cash used by financing activities	(880)	(4,077)

Net (decrease) increase in cash	(1,104)	1,709
Cash and cash equivalents, beginning of period	3,714	2,345

Cash and cash equivalents, end of period	$2,610	$4,054

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$674	$761
Income taxes	94	73

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

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company uses the accounting policies described in that report in preparing quarterly reports.

The Company’s business is seasonal. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

2.	Stock-Based Employee Compensation

The Company has adopted the disclosure only provisions of SFAS No. 148 Accounting for Stock–Based Compensation – Transition and Disclosure. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of January 1, 2003. As of March 31, 2005, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended March 31

	2005	2004

Net earnings, as reported	$94	$71

Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(67)	(65)

Pro forma net earnings	$27	$6

Earnings per share:
Basic—as reported	$0.01	$0.01
Basic—pro forma	$0.00	$0.00

Diluted—as reported	$0.01	$0.01
Diluted—pro forma	$0.00	$0.00

3.	Computation of Earnings per Common Share (In thousands, except share and per share amounts)

	Three months ended March 31,

	2005	2004

Net earnings	$94	$71

Average number of common
shares outstanding	6,541,890	7,087,215
Dilutive effect of outstanding stock
options and warrants	183,635	112,273

Average number of common and common
equivalent shares outstanding	6,725,525	7,199,488

Net earnings per share - basic	$0.01	$0.01
Net earnings per share - diluted	$0.01	$0.01

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Organization of Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides material historical and prospective disclosures intended to enable investors and other users to assess the Company’s financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the caption “Forward-Looking Statements” on page 15 of this Quarterly Report on Form 10-Q. The Company believes it may be useful to read this MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2004, and its reports on Forms 10-Q and 8-K and other publicly available information.

The condensed consolidated financial statements and notes are presented in Item 1 of this Quarterly Report on Form 10-Q. Included in the condensed consolidated financial statements are the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows. The notes, which are an integral part of the condensed consolidated financial statements, provide additional information required to fully understand the nature of amounts included in the condensed consolidated financial statements.

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

	Average Seated Company Tractors	Average Independent Contractor Tractors	Total Average

1st Qtr 2004	832	698	1,530
2nd Qtr 2004	895	667	1,562
3rd Qtr 2004	920	628	1,548
4th Qtr 2004	897	580	1,477
1st Qtr 2005	856	526	1,382

The reduction in overall capacity reduces the number of miles the Company operates. Total miles decreased 11.9% to 39.0 million miles in the first quarter 2005 compared to 44.3 million miles for the same period in 2004. The Company has been able to partially offset the effect on revenues and earnings of the decrease in total miles by adding customers and lanes that build density and better balance the network, resulting in increased productivity and reduced costs.

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

Finally, the Company continues to benefit from broad cost reduction initiatives implemented in 2003 and 2004 which are expected to continue to reduce non-driver salaries and wages, maintenance costs, accident claim costs, depreciation and other general and administrative costs.

Outlook

Looking forward, the Company expects the rate environment to remain favorable throughout the remainder of 2005 as limited driver availability will continue to put pressure on truckload capacity. Sequentially, the Company has experienced nine quarters in a row of increased rates and expects this trend to continue throughout 2005.

Even though the Company has been successful in reducing specific costs, the industry continues to face cost pressures; driver pay rates are increasing as the industry tries to attract and retain drivers; insurance and accident costs continue to rise; medical and workers compensation costs continue to increase; fuel costs are at historical highs; and taxing authorities continue to raise tax levies and toll rates. In addition, tractor replacements are required to comply with new EPA standards that will lead to increased depreciation expenses and reduced fuel efficiency.

While the Company has been successful in minimizing the impact of the new hours of service (HOS) rules through proactive planning and the ability to invoice for additional accessorial charges (primarily detention), it is unable to predict the ultimate long-term impact of the new HOS rules. Any changes to these rules could have an adverse effect on the operations and profitability of the Company.

The biggest challenge for the Company and the industry is seated capacity since the market for new drivers has tightened significantly. To address this trend, the Company has implemented several programs to boost its recruiting efforts and increase the seated fleet percentage, including increased driver pay packages, new commitments to get drivers home weekly within specified areas of its network, and new programs designed to improve retention of existing drivers.

Three Months Ended March 31, 2005 and 2004

Operating revenues, including fuel surcharges, were $61.4 million for the quarter ended March 31, 2005, a decrease of 1.1% compared to $62.1 million for the same quarter of 2004. Fuel surcharges were $6.1 million and $3.0 million for the first quarters of 2005 and 2004, respectively, reflecting the effect of higher fuel costs in the first quarter of 2005 compared to the same period of 2004. Excluding fuel surcharges, revenues for this year’s first quarter decreased 9.1% when compared to the same period of 2004.

The Company measures revenue before fuel surcharges, or “freight revenue,” in addition to operating revenue, because management believes removing this sometimes volatile source of revenue affords a more consistent basis for comparing results of operations from period to period. Operating revenues per total mile, which includes fuel surcharges, were $1.52 per mile for the first quarter of 2005 compared to $1.38 for the same quarter of 2004. Freight revenues per total mile, which excludes fuel surcharges, were $1.36 per mile for the first quarter of 2005, compared to $1.32 for the same quarter of 2004. Operating revenues per loaded mile, which includes fuel surcharges, were $1.71 for the first quarter of 2005 compared to $1.55 for the same period of 2004. Freight revenues per loaded mile, which excludes fuel surcharges, were $1.53 for the first quarter of 2005 compared to $1.47 for the same period of 2004. These increases are primarily a result of increased line-haul rates and increased accessorial charges related to the new HOS rules, as well as changes in customer mix.

The following table reconciles the differences between these non-GAAP financial measures excluding fuel surcharges and the most directly comparable GAAP measures including fuel surcharges.

	1st Quarter 2005	1st Quarter 2004

Operating revenue per total mile	$1.52	$1.38
Fuel surcharge per total mile	0.16	0.06

Freight revenue per total mile	$1.36	$1.32

Operating revenue per loaded mile	$1.71	$1.55
Fuel surcharge per loaded mile	0.18	0.08

Freight revenue per loaded mile	$1.53	$1.47

Equipment utilization, as measured by average operating revenues per tractor in-service per week (including fuel surcharges), was $3,218 during the first quarter of 2005, compared to $2,938 for the same quarter of 2004. Equipment utilization, as measured by average freight revenues per tractor in-service per week (excluding fuel surcharges), was $2,887 during the first quarter of 2005, compared to $2,797 for the same quarter of 2004. The increase in equipment utilization in the first quarter of 2005 reflects increased rates, offset by a higher percentage of empty (deadhead) miles in the first quarter of 2005 compared to the same period of 2004.

The following table reconciles the differences between these non-GAAP financial measures excluding fuel surcharges and the most directly comparable GAAP measures including fuel surcharges.

	1st Quarter 2005	1st Quarter 2004

Operating revenue per tractor per week	$3,218	$2,938
Fuel surcharge per tractor per week	331	141

Freight revenue per tractor per week	$2,887	$2,797

At March 31, 2005, the Company’s fleet was comprised of 1,031 Company-owned tractors and 505 tractors provided by independent contractors, compared to 999 Company-owned tractors and 678 tractors provided by independent contractors at March 31, 2004. At March 31, 2005, 187 tractors were unseated compared to 147 unseated tractors at March 31, 2004. The increase in unseated tractors in 2005 is due to difficulties in recruiting and retaining professional and student drivers, as well as independent contractors.

Logistics and other revenues were $2.3 million for the quarter ended March 31, 2005 compared to $0.8 million for the same quarter of 2004 due to increased logistics operations and intermodal activities. Profit contribution related to the logistics and other revenue was $0.6 million in the first quarter of 2005 compared to $0.2 million for the same period of 2004.

Salaries, wages, and benefits increased $0.9 million to $19.1 million during the first quarter of 2005 compared to $18.2 million during the first quarter of 2004. The increase is primarily a result of higher miles driven by employee drivers when compared to independent contractors (employee transported miles represented 61.4% of total miles in the first quarter of 2005 compared to 53.7% of total miles in the first quarter of 2004), as well as an increase in the line-haul rates and incentives paid to drivers. Accessorial compensation also increased as a result of higher miles driven by employee drivers compared to independent contractors. G&A wages and benefits increased due to annual pay increases that were effective in the first quarter. Salaries, wages, and benefits, as a percentage of operating revenues, were 31.1% for the first quarter of 2005, compared to 29.3% for the same quarter of 2004.

Fuel, maintenance, and other expenses increased $2.1 million to $11.5 million during the first quarter of 2005 compared to $9.4 million in the first quarter of 2004. The increase reflects a higher proportion of miles driven by company drivers, higher fuel prices, and increased toll and unloading costs. These increases were offset by lower maintenance costs during the first quarter of 2005 when compared to the same period of 2004. Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 18.8% for the first quarter of 2005, compared to 15.1% for the same quarter of 2004.

Purchased transportation decreased $2.9 million to $17.7 million in the first quarter of 2005 compared to $20.6 million in the first quarter of 2004. The decrease reflects lower miles driven by independent contractors (independent contractor transported miles represented 38.6% of total miles in the first quarter of 2005 compared to 46.3% of total miles in the first quarter of 2004), offset by an increase in the line-haul, accessorial, incentive, and fuel surcharge pay to independent contractors. Purchased transportation, as a percentage of operating revenues, was 28.8% for the first quarter of 2005 compared to 33.1% for the same quarter of 2004.

Revenue equipment leases increased $0.1 million to $0.4 million in the first quarter of 2005 compared to $0.3 million in the first quarter of 2004. Revenue equipment leases, as a percentage of operating revenues, were 0.6% for the first quarter of 2005 compared to 0.4% for the same period of 2004, reflecting the Company’s use of operating leases for certain tractors acquired in 2002 and 2004.

Depreciation and amortization was $5.7 million for the first quarter of 2005 and the same period of 2004. Depreciation and amortization, as a percentage of operating revenues, was 9.3% of operating revenues for the first quarter of 2005 compared to 9.2% for the same quarter of 2004.

Insurance, claims and damage expense decreased $0.9 million to $2.2 million in the first quarter 2005 compared to $3.1 million in the first quarter 2004. Insurance, claims and damage expense, as a percentage of operating revenues, was 3.6% for the first quarter of 2005 compared to 5.1% for the same quarter of 2004. The decrease is a result of lower accident frequency during the first quarter of 2005 as compared to the same period of 2004. The Company did experience one significant accident claim during the first quarter of 2005, the effect of which was partially offset by a cost recovery of approximately $0.4 million related to certain recoverable claim costs. During the first quarter 2004, the Company experienced several significant claims that resulted in an additional $0.5 million expense recorded during the first quarter 2004.

Taxes and licenses expense increased $0.1 million to $1.2 million in the first quarter of 2005 compared to $1.1 million in the first quarter of 2004. Although the Company’s overall fleet is smaller in 2005, the increase is due to increased fees and assessments levied by taxing authorities. Taxes and licenses, as a percentage of operating revenues, was 1.9% for the first quarter of 2005 compared to 1.8% for the same quarter of 2004.

Communication expense remained at $0.4 million in both the first quarter of 2005 and the same period of 2004. Communication expense, as a percentage of operating revenues, was 0.7% for the first quarter 2005 and the same period of 2004.

Other general and administrative expense increased $0.1 million to $2.4 million in the first quarter of 2005 compared to $2.3 million in the first quarter of 2004. Other general and administrative expenses that increased include driver hiring and training expenses, G&A hiring expenses, and professional and legal fees. Other general and administrative expenses which decreased include consulting fees, employee moving expenses, and building rent and utilities as a result of a sub-lease agreement the Company entered into in the second quarter of 2004. Other general and administrative expense, as a percentage of operating revenues, was 4.0% in the first quarter 2005 compared to 3.7% in the first quarter 2004.

As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues) was 98.7% for the first quarter of 2005 compared to 98.5% for the same quarter of 2004.

Net interest expense decreased $0.2 million to $0.6 million in the first quarter of 2005 compared to $0.8 million in the first quarter of 2004. Net interest expense, as a percentage of operating revenues, was 1.0% for the first quarter of 2005 compared to 1.4% for the same quarter of 2004. The decrease primarily reflects lower average debt balances during the first quarter of 2005 compared to the same quarter of 2004, as well as increased interest income related to interest earned on the Company’s lease to own program and increased cash balances.

The effective tax rate was 39.0% for the first quarter of 2005 compared to 39.3% for the same quarter of 2004.

Net earnings were $94,000 for the first quarter of 2005 compared to net earnings of $71,000 for the same quarter of 2004.

Liquidity and Capital Resources

Cash and cash equivalents were $2.6 million at March 31, 2005, compared to $3.7 million at December 31, 2004 and $4.1 million at March 31, 2004. Net cash provided by operating activities for the first quarter of 2005 was $9.9 million compared to $7.6 million provided for the same period of 2004. The net change in operating assets and liabilities provided cash of $4.0 million during the first quarter of 2005 and provided cash of $1.8 million during the same period of 2004. The primary changes in operating assets and liabilities relate to increased other receivables related to proceeds due from revenue equipment sold offset by continued payments from independent contractors who participate in the Company’s lease to own program, increased prepaid expenses related to annual tractor registrations that occurred during the quarter, and increased accounts payable primarily due to accruals for new revenue equipment received but not yet financed on a long-term basis.

Investing activities for the first quarter of 2005 consumed net cash of $10.1 million compared to $1.9 million net cash consumed by investing activities in the same period of 2004. Gross capital expenditures were $12.7 million in the first quarter of 2005 primarily related to the acquisition of 63 replacement tractors and 297 trailers. Gross capital expenditures were $3.0 million in the first quarter of 2004 primarily related to the acquisition of 35 replacement tractors. Proceeds from the disposition of property and equipment for the first quarter of 2005 and 2004 were $2.6 million and $1.1 million, respectively, related to assets retired when the new equipment was purchased.

Financing activities for the first quarter of 2005 consumed $0.9 million compared to $4.1 million consumed for the first quarter of 2004. Net cash consumed for the first quarter of 2005 included $5.8 million for repayments of long-term debt, and $5.4 million from proceeds from the issuance of new long-term debt associated with new revenue equipment. Net cash consumed for the first quarter of 2004 included $3.3 million for repayments of long-term debt and $1.2 million for the repurchase and retirement of common stock.

In 1997, the Board of Directors approved repurchasing up to 350,000 shares of the Company’s common stock. In 2004, the Board of Directors granted approval to repurchase an additional 1,000,000 shares of the Company’s common stock. As of December 31, 2004, the Company had repurchased 855,400 shares of its own common stock, leaving 494,600 shares available for repurchase under this combined authority. No common stock shares have been repurchased in 2005.

Working capital was negative $12.5 million at March 31, 2005, compared to negative $7.9 million at December 31, 2004 and negative $0.4 million at March 31, 2004. The decrease in working capital from December 31, 2004 to March 31, 2005 is a result of increased accounts payable and other accrued liabilities, primarily due to accruals for new revenue equipment received but not yet financed on a long-term basis. The Company relies primarily on its operating cash flows and available borrowings under its credit facility to satisfy its short-term capital and debt-service requirements.

The Company has a credit agreement which expires on May 4, 2007 for a secured credit facility with maximum combined borrowings and letters of credit of $30.0 million at March 31, 2005. Amounts actually available under the credit facility are limited by the Company’s accounts receivable and unencumbered revenue equipment. The credit facility is used to meet working capital needs, purchase revenue equipment and other assets, and satisfy letter of credit requirements associated with the Company’s self-insured retention arrangements. At March 31, 2005, there were outstanding borrowings and letters of credit of $0.0 and $5.5 million, respectively, and the Company was in compliance with the financial covenants under the credit facility. At March 31, 2005, the Company had additional amounts available under its credit facility of $17.8 million. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, the credit facility, and other financing arrangements related to revenue equipment purchases.

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

The following tables set forth the Company’s contractual obligations as of March 31, 2005:

Payments Due by Period
(In thousands)

Contractual Obligations	Total	Less than one year	1 - 3 Years	3 - 5 Years	More than 5 years

Long-term debt	$37,098	$7,581	$18,976	$10,541	$—
Interest on long-term debt	4,145	1,611	2,039	495
Capital leases	11,688	9,153	2,535	—	—
Interest on capital leases	454	391	63	—	—
Purchase Obligations for Revenue Equipment	9,998	9,998	—	—	—
Operating leases	16,810	3,506	3,279	2,178	7,847
Letters of credit	5,460	5,460	—	—	—
Guarantees	1,050	1,050	—	—	—

Total Obligations	$86,703	$38,750	$26,892	$13,214	$7,847

Forward-looking Statements

Statements included in this MD&A, elsewhere in this report, in the Company’s Annual Report on Form 10-K, in future filings by the Company with the SEC, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts, are forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The following important factors, among other things, in some cases have affected and in the future could affect the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the highly competitive conditions that currently exist in the Company’s market and the Company’s ability to compete, (2) the Company’s ability to recruit, train, and retain qualified drivers, (3) increases in fuel prices, and the Company’s ability to recover these costs from its customers, (4) the impact of environmental standards and regulations on new revenue equipment, (5) changes in governmental regulations applicable to the Company’s operations, including hours of service regulations (6) adverse weather conditions, (7) accidents, (8) the market for used revenue equipment, (9) changes in interest rates, (10) the cost of liability insurance coverage, and (11) downturns in general economic conditions affecting the Company and its customers. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise or update any previously made forward-looking statements. Unanticipated events are likely to occur.

New Accounting Pronouncements to be adopted

In December 2004, the FASB issued SFAS No. 123R “Share based payment” which is a revision to SFAS No. 123 “Accounting for Stock Based Compensation”. The provisions of this statement shall be effective for annual periods beginning after June 15, 2005. This new accounting pronouncement will require the Company to recognize in the income statement the grant-date fair value of stock-based compensation issued to employees. The Company currently accounts for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is currently reflected in net income, but the Company does disclose in its footnotes the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123. The Company is still evaluating the ultimate financial statement impact as it relates to Statement No. 123R, however, it does not currently believe the impact will be significantly different from the amounts currently disclosed in the notes to the financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of non-monetary assets, an amendment of APB Opinion No. 9". The provisions of this statement shall be effective for interim periods beginning after June 15, 2005. The adoption of this new accounting standard is not expected to have a material impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to certain market risks with its $30.0 million credit agreement, of which $0 was outstanding at March 31, 2005. The agreement bears interest at a variable rate, which was 6.25% at March 31, 2005. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2005, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
None
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None
Item 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 33-84140) as declared effective by the Commission on November 3, 1994 (the “1994 S-1”)).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the 1994 S-1).
4.1	Rights Agreement by and between the Company and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) dated February 25, 1997 (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, as amended, filed with the SEC on February 27, 1997; to Exhibit 1 to the Company’s Registration Statement on Form 8-K/A, filed with the SEC on June 29, 1998; and to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A, filed with the SEC on January 21, 2000).

10.1	Description of the terms of employment of Peggy C. Farra, dated February 24, 2005 (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSPORT CORPORATION OF AMERICA, INC.

Date: April 26, 2005	/s/ MICHAEL J. PAXTON

Michael J. Paxton
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ KEITH R. KLEIN

Keith R. Klein
Chief Financial Officer and Chief Information Officer
(Principal Financial and Accounting Officer)