Form 10-Q
period 2005-06-30
TRANSPORT CORPORATION OF AMERICA INC
filed 2005-07-26
CIK 809246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
YES           NO      X

As of July 22, 2005, the Company had outstanding 6,562,886 shares of Common Stock, $.01 par value.

TRANSPORT CORPORATION OF AMERICA, INC.
Quarterly Report on Form 10-Q

Item 1.    Financial Statements

Transport Corporation of America, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$3,919	$3,714
Trade accounts receivable, net of allowances for doubtful accounts and other billing adjustments of $650 at June 30, 2005
and $800 at December 31, 2004	24,980	24,610
Other receivables	813	1,170
Operating supplies - inventory	904	800
Deferred income tax benefit	5,168	6,316
Prepaid expenses	2,695	2,626

Total current assets	38,479	39,236

Property and equipment:
Revenue equipment, at cost	177,101	180,827
Less accumulated depreciation	(74,328)	(80,077)

Revenue equipment, net	102,773	100,750

Property and other equipment
Land, buildings, and improvements	17,321	16,516
Other equipment and leasehold improvements	21,783	21,219
Less accumulated depreciation	(20,039)	(18,699)

Property and equipment, net	19,065	19,036

Revenue, property, and other equipment, net	121,838	119,786

Other assets, net	2,614	2,056

Total assets	162,931	161,078

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities of long-term debt	8,323	7,965
Current maturities of capital lease obligations	5,930	9,990
Accounts payable	7,854	5,026
Checks issued in excess of cash balances	1,353	1,871
Due to independent contractors	1,186	1,157
Accrued expenses	22,105	21,132

Total current liabilities	46,751	47,141

Long-term debt, less current maturities	32,793	28,336
Capital lease obligations, less current maturities	1,150	2,826

Deferred income taxes	25,134	26,504

Shareholders’ equity:
Common stock, $.01 par value; 15,000,000 shares authorized,
6,558,528 and 6,527,392 shares issued and outstanding as of
June 30, 2005 and December 31, 2004, respectively	66	65
Additional paid-in capital	25,651	25,428
Retained earnings	31,386	30,778

Total shareholders’ equity	57,103	56,271

Total liabilities and shareholders’ equity	$162,931	$161,078

See accompanying notes to consolidated financial statements.

Transport Corporation of America, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Operating revenues	$62,828	$65,232	$124,264	$127,375

Operating expenses:
Salaries, wages, and benefits	19,244	19,282	38,321	37,477
Fuel, maintenance, and other expenses	11,786	10,260	23,333	19,651
Purchased transportation	18,282	20,235	35,954	40,825
Revenue equipment leases	402	277	792	545
Depreciation and amortization	5,483	5,962	11,206	11,705
Insurance, claims and damage	2,028	2,751	4,230	5,893
Taxes and licenses	1,115	1,148	2,282	2,249
Communications	447	455	867	898
Other general and administrative expenses	2,509	2,573	4,961	4,883
Impairment of sublease office space	—	190	—	190
Gain on sale of property and equipment	(11)	(20)	(18)	(22)

Total operating expenses	61,285	63,113	121,928	124,294

Operating income	1,543	2,119	2,336	3,081

Interest expense	805	816	1,551	1,670
Interest income	(118)	(11)	(225)	(20)

Interest expense, net	687	805	1,326	1,650

Earnings before income taxes	856	1,314	1,010	1,431

Provision for income taxes	342	519	402	565

Net earnings	514	795	608	866

Net earnings per share – basic:	$0.08	$0.12	$0.09	$0.13

Net earnings per share – diluted:	$0.08	$0.12	$0.09	$0.12

Average common shares outstanding:
Basic	6,556,858	6,756,647	6,549,415	6,921,931
Diluted	6,649,256	6,861,103	6,686,744	7,030,235

See accompanying notes to consolidated financial statements.

Transport Corporation of America, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2005	2004
Operating activities:
Net income	$608	$866
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,206	11,705
Sublease impairment	—	190
Gain on sale of property and equipment	(18)	(22)
Deferred income taxes	(222)	(468)
Changes in operating assets and liabilities:
Trade receivables	(370)	(3,961)
Other receivables	1,202	127
Operating supplies – inventory	(104)	56
Prepaid expenses	(69)	(706)
Other assets	(558)	767
Accounts payable	2,828	2,054
Due to independent contractors	29	748
Accrued expenses	973	1,848

Net cash provided by operating activities	15,505	13,204

Investing activities:
Purchases of revenue equipment	(18,374)	(4,077)
Purchases of property and other equipment	(1,543)	(464)
Proceeds from disposition of equipment	5,832	1,999

Net cash used by investing activities	(14,085)	(2,542)

Financing activities:
Proceeds from issuance of common stock, and exercise of options and warrants	224	24
Payments for repurchase and retirement of common stock	—	(4,534)
Proceeds from issuance of long-term debt	14,054	3,138
Principal payments on long-term debt	(14,975)	(6,797)
Proceeds from issuance of notes payable to bank	—	100
Principal payments on notes payable to bank	—	(100)
Change in net checks issued in excess of cash balances	(518)	704

Net cash used by financing activities	(1,215)	(7,465)

Net increase in cash	205	3,197
Cash and cash equivalents, beginning of period	3,714	2,345

Cash and cash equivalents, end of period	$3,919	$5,542

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,385	$1,521
Income taxes	164	266
Supplemental schedule of noncash investing and financing activities:
Lease receivables from disposition of revenue equipment	$845	$—

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

The Company’s business is seasonal. Operating results for the three-month or six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The Company has adopted the disclosure only provisions of SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of January 1, 2003. As of June 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net earnings, as reported	$514	$795	$608	$866

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	(68)	(52)	(135)	(107)

Pro forma net earnings	$446	$743	$473	$759

Earnings per share:
Basic – as reported	$0.08	$0.12	$0.09	$0.13
Basic – pro forma	$0.07	$0.11	$0.07	$0.11

Diluted – as reported	$0.08	$0.12	$0.09	$0.12
Diluted – pro forma	$0.07	$0.11	$0.07	$0.11

On May 27, 2004, the Shareholders approved an amendment to the 1995 stock plan that authorizes awards of restricted stock under the stock plan.

3.	Computation of Earnings per Common Share (In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net earnings	$514	$795	$608	$866

Average number of common
shares outstanding	6,556,858	6,756,647	6,549,415	6,921,931

Dilutive effect of outstanding stock
options and warrants	92,398	104,456	137,329	108,304

Average number of common and common
equivalent shares outstanding	6,649,256	6,861,103	6,686,744	7,030,235

Net earnings per share – basic:	$0.08	$0.12	$0.09	$0.13

Net earnings per share – diluted:	$0.08	$0.12	$0.09	$0.12

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides material historical and prospective disclosures intended to enable investors and other users to assess the Company’s financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the caption “Forward-looking Statements” on page 17 of this Quarterly Report on Form 10-Q. The Company believes it may be useful to read this MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2004, and its reports on Forms 10-Q and 8-K and other publicly available information.

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

Significant Transactions and Financial Trends

Throughout this Management’s Discussion and Analysis (MD&A), you will read about significant transactions or events that materially contribute to or reduce earnings and materially affect financial trends.

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

	Average Seated Company Tractors	Average Independent Contractor Tractors	Total Average Seated Tractors
1st Qtr 2004	832	698	1,530
2nd Qtr 2004	895	667	1,562
3rd Qtr 2004	920	628	1,548
4th Qtr 2004	897	580	1,477
1st Qtr 2005	856	526	1,382
2nd Qtr 2005	828	496	1,324

The reduction in overall capacity reduces the number of miles the Company operates. Total miles decreased 18.0% to 37.7 million miles in the second quarter 2005 compared to 46.0 million miles for the same period in 2004. The Company has been able to partially offset the effect on revenues and earnings of the decrease in total miles through increased freight rates, improved efficiencies, and reduced costs.

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

Finally, the Company continues to benefit from broad cost reduction initiatives implemented over the past three years which are expected to continue to reduce non-driver salaries and wages, maintenance costs, accident claim costs, depreciation and other general and administrative costs.

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

Three Months Ended June 30, 2005 and 2004

Operating revenues, including fuel surcharges, were $62.8 million for the quarter ended June 30, 2005, a decrease of 3.7% compared to $65.2 million for the same quarter of 2004. Fuel surcharges were $7.4 million and $4.0 million for the second quarters of 2005 and 2004, respectively, reflecting the effect of higher fuel costs in the second quarter of 2005 compared to the same period of 2004. Excluding fuel surcharges, revenues for this year’s second quarter decreased 9.5% when compared to the same period of 2004.

The Company measures revenue before fuel surcharges, or “freight revenue,” in addition to operating revenue, because management believes removing this sometimes volatile source of revenue affords a more consistent basis for comparing results of operations from period to period. Operating revenues per total mile, which includes fuel surcharges, were $1.58 per mile for the second quarter of 2005 compared to $1.41 for the same quarter of 2004. Freight revenues per total mile, which excludes fuel surcharges, were $1.38 per mile for the second quarter of 2005, compared to $1.32 for the same quarter of 2004. Operating revenues per loaded mile, which includes fuel surcharges, were $1.77 for the second quarter of 2005 compared to $1.58 for the same period of 2004. Freight revenues per loaded mile, which excludes fuel surcharges, were $1.55 for the second quarter of 2005 compared to $1.48 for the same period of 2004. These increases are primarily a result of increased line-haul rates, as well as changes in customer mix.

The following table reconciles the differences between these non-GAAP financial measures excluding fuel surcharges and the most directly comparable GAAP measures including fuel surcharges.

	2nd Quarter 2005	2nd Quarter 2004
Operating revenue per total mile	$1.58	$1.41
Fuel surcharge per total mile	0.20	0.09

Freight revenue per total mile	$1.38	$1.32

Operating revenue per loaded mile	$1.77	$1.58
Fuel surcharge per loaded mile	0.22	0.10

Freight revenue per loaded mile	$1.55	$1.48

Equipment utilization, as measured by average operating revenues per tractor in-service per week (including fuel surcharges), was $3,308 during the second quarter of 2005, compared to $3,108 for the same quarter of 2004. Equipment utilization, as measured by average freight revenues per tractor in-service per week (excluding fuel surcharges), was $2,892 during the second quarter of 2005, compared to $2,915 for the same quarter of 2004. The decrease in equipment utilization in the second quarter of 2005 reflects lower miles per tractor per day, a higher percentage of empty (deadhead) miles, offset by increased rates in the second quarter of 2005 compared to the same period of 2004.

The following table reconciles the differences between these non-GAAP financial measures excluding fuel surcharges and the most directly comparable GAAP measures including fuel surcharges.

	2nd Quarter 2005	2nd Quarter 2004
Operating revenue per tractor per week	$3,308	$3,108
Fuel surcharge per tractor per week	416	193

Freight revenue per tractor per week	$2,892	$2,915

At June 30, 2005, the Company’s fleet included 1,026 Company-owned tractors and 502 tractors provided by independent contractors compared to 994 Company-owned tractors and 674 tractors provided by independent contractors at June 30, 2004. At June 30, 2005, 204 tractors were unseated compared to 90 unseated tractors at June 30, 2004. The increase in unseated tractors in 2005 is primarily due to difficulties in recruiting and retaining drivers and independent contractors. The Company has taken a number of actions to increase seated capacity, including increases in driver pay, new commitments to get drivers home weekly within specified areas of the network, and new recruiting and retention initiatives and incentives.

Logistics and other revenues were $3.4 million for the quarter ended June 30, 2005 compared to $0.5 million for the same quarter of 2004 due to increased logistics operations and inter-modal activities.

Salaries, wages, and benefits decreased $0.1 million to $19.2 million during the second quarter of 2005 compared to $19.3 million during the second quarter of 2004. The decrease is primarily a result of lower workers’ compensation expenses and lower total miles driven, partially offset by an increase in the line-haul rates paid to drivers. Salaries, wages, and benefits, as a percentage of operating revenues, were 30.6% for the second quarter of 2005, compared to 29.6% for the same quarter of 2004. The percentage increase is due to the above factors as well as a higher percentage of miles driven by employee drivers when compared to independent contractors (employee transported miles represented 62.3% of total miles in the second quarter of 2005 compared to 56.7% for the same period 2004).

Fuel, maintenance, and other expenses increased $1.5 million to $11.8 million during the second quarter of 2005 compared to $10.3 million in the second quarter of 2004. The increase is primarily due to increased fuel costs due to rising prices. These increases were offset by lower maintenance costs during the second quarter of 2005 when compared to the same period of 2004. Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 18.8% for the second quarter of 2005, compared to 15.7% for the same quarter of 2004.

Purchased transportation decreased $1.9 million to $18.3 million in the second quarter of 2005 compared to $20.2 million in the second quarter of 2004. The decrease reflects lower miles driven by independent contractors, offset by an increase in the line-haul and fuel surcharge pay to independent contractors, as well as increased logistics and inter-modal activities. Purchased transportation, as a percentage of operating revenues, was 29.1% for the second quarter of 2005 compared to 31.0% for the same quarter of 2004. The percentage decrease is due to the above factors as well as a lower percentage of miles driven by independent contractors when compared to employee drivers (independent contractor transported miles represented 37.7% of total miles in the second quarter of 2005 compared to 43.3% of total miles in the second quarter of 2004).

Revenue equipment leases increased $0.1 million to $0.4 million in the second quarter of 2005 compared to $0.3 million in the second quarter of 2004. Revenue equipment leases, as a percentage of operating revenues, were 0.6% for the second quarter of 2005 compared to 0.4% for the same period of 2004, reflecting the Company’s use of operating leases for certain tractors acquired in 2002 and 2004.

Depreciation and amortization decreased $0.5 million to $5.5 million in the second quarter of 2005 compared to $6.0 million in the second quarter of 2004. The decrease is a result of fewer trailers in 2005 due to a reduction in the fleet. Depreciation and amortization, as a percentage of operating revenues, was 8.7% of operating revenues for the second quarter of 2005 compared to 9.1% for the same quarter of 2004.

Insurance, claims and damage expense decreased $0.8 million to $2.0 million in the second quarter 2005 compared to $2.8 million in the second quarter 2004. Insurance, claims and damage expense, as a percentage of operating revenues, was 3.2% for the second quarter of 2005 compared to 4.2% for the same quarter of 2004. The decrease is a result of lower accident frequency and better claims experience during the second quarter of 2005 when compared to the same period of 2004.

Taxes and licenses expense remained at $1.1 million in both the second quarter of 2005 and the same period 2004. Although the Company’s overall fleet is smaller in 2005, the expense remains consistent due to increased fees and assessments levied by taxing authorities. Taxes and licenses, as a percentage of operating revenues, was 1.8% for both the second quarter of 2005 and the same period 2004.

Communication expense remained at $0.4 million in both the second quarter of 2005 and the same period of 2004. Communication expense, as a percentage of operating revenues, was 0.7% for the second quarter 2005 and the same period of 2004.

Other general and administrative expense decreased $0.1 million to $2.5 million in the second quarter of 2005 compared to $2.6 million in the second quarter of 2004. Other general and administrative expense, as a percentage of operating revenues, was 4.0% in the second quarter 2005 compared to 3.9% in the second quarter 2004. On April 9, 2004, the Company signed a sub-lease agreement to rent 9,000 square feet of its headquarters facility at a rental rate that is less than the rental rate paid by the Company. Accordingly, the Company recorded a pre-tax impairment charge related to this sub-lease agreement of $190,000 in the second quarter 2004.

Gain on the disposition of equipment was $11,000 for the second quarter of 2005 compared to a gain of $20,000 for the same quarter of 2004.

As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues) was 97.6% for the second quarter of 2005 compared to 96.8% for the same quarter of 2004.

Net interest expense decreased $0.1 million to $0.7 million in the second quarter of 2005 compared to $0.8 million in the second quarter of 2004. Net interest expense, as a percentage of operating revenues, was 1.1% for the second quarter of 2005 compared to

1.2% for the same quarter of 2004. The decrease primarily reflects lower average debt balances during the second quarter of 2005 compared to the same quarter of 2004, offset by increased interest income related to interest earned on the Company’s lease to own program and increased cash balances.

The effective tax rate was 40.0% for the second quarter of 2005 compared to 39.5% for the same quarter of 2004.

Net earnings were $514,000 for the second quarter of 2005 compared to net earnings of $795,000 for the same quarter of 2004.

Six Months Ended June 30, 2005 and 2004

Operating revenues, including fuel surcharges, were $124.3 million for the six months ended June 30, 2005, a decrease of 2.4% compared to $127.4 million for the same period of 2004. Fuel surcharges were $13.6 million and $7.0 million, for the first six months of 2005 and 2004, respectively, reflecting the effect of higher fuel costs in 2005. Excluding fuel surcharges, revenues decreased 8.1% when compared to the same period of 2004.

The Company measures revenue excluding fuel surcharges, or “freight revenue,” in addition to operating revenue, because management believes removing this sometimes volatile source of revenue affords a more consistent basis for comparing results of operations from period to period. Operating revenues per total mile, which includes fuel surcharges, were $1.55 per mile for the first six months of 2005, compared to $1.40 for the same period of 2004. Freight revenues per total mile, which excludes fuel surcharges, were $1.37 per mile for the first six months of 2005, compared to $1.32 for the same period of 2004. The increase in 2005 is primarily a result of rate increases achieved with our customers.

The following table reconciles the differences between these non-GAAP financial measures excluding fuel surcharges and the most directly comparable GAAP measures including fuel surcharges.

	2005	2004
Operating revenue per total mile	$1.55	$1.40
Fuel surcharge per total mile	0.18	0.08

Freight revenue per total mile	$1.37	$1.32

Operating revenue per loaded mile	$1.74	$1.56
Fuel surcharge per loaded mile	0.20	0.08

Freight revenue per loaded mile	$1.54	$1.48

Equipment utilization, as measured by average operating revenues per tractor in-service per week (including fuel surcharges) was $3,262 during the first six months of 2005 compared to $3,024 for the same period of 2004. Equipment utilization, as measured by average freight revenues per tractor in-service per week (excluding fuel surcharges), was $2,889 during the first six months of 2005 compared to $2,856 for the same period of 2004. The improvement in equipment utilization in 2005 reflects increased line-haul rates offset by a decrease in miles per tractor per day and an increase in deadhead miles.

The following table reconciles the differences between these non-GAAP financial measures excluding fuel surcharges and the most directly comparable GAAP measures including fuel surcharges.

	2005	2004
Operating revenue per tractor per week	$3,262	$3,024
Fuel surcharge per tractor per week	373	168

Freight revenue per tractor per week	$2,889	$2,856

Logistics and other revenues were $5.7 million for the six-month period ended June 30, 2005 compared to $1.2 million for the same period 2004 due to increased logistics operations and inter-modal activities.

Salaries, wages, and benefits increased $0.8 million to $38.3 million for the first six months of 2005 compared to $37.5 million for the same period in 2004. The increase in 2005 is primarily a result of an increase in the line-haul rates paid to drivers, offset by lower total miles driven. Salaries, wages, and benefits, as a percentage of operating revenues, were 30.8% for the first six months of 2005 compared to 29.4% for the same period of 2004. The percentage increase is due to the above factors as well as a higher proportion of miles driven by employee drivers when compared to independent contractors (employee transported miles represented 61.8% of total miles in the first six months 2005 compared to 55.2% of total miles in the same period 2004).

Fuel, maintenance, and other expenses increased $3.6 million to $23.3 million during the first six months of 2005 compared to $19.7 million of the same period 2004. The increase in 2005 is primarily due to increased fuel costs due to rising prices. Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 18.8% for the first six months of 2005, compared to 15.4% for the same period of 2004.

Purchased transportation decreased $4.8 million to $36.0 million during the first six months 2005 compared to $40.8 million for the same period 2004. The decrease in 2005 reflects lower miles driven by independent contractors, offset by an increase in the line-haul and fuel surcharge pay to independent contractors, as well as increased logistics and inter-modal activities. Purchased transportation, as a percentage of operating revenues, was 28.9% for the first six months of 2005 compared to 32.1% for the same period of 2004. The percentage decrease is due to the above factors as well as a lower proportion of miles driven by independent contractors when compared to employee drivers (independent contractor transported miles represented 38.2% of total miles in the first six months of 2005 compared to 44.8% of total miles in the same period 2003).

Revenue equipment leases were $0.8 million during the first six months 2005 compared to $0.5 million for the same period 2004. Revenue equipment leases, as a percentage of operating revenues, were 0.6% for the first six months 2005 compared to 0.4% for the same period 2004, reflecting the Company’s use of operating leases for certain tractors acquired during 2002 and 2004.

Depreciation and amortization decreased $0.5 million to $11.2 million for the first six months 2005 compared to $11.7 million for the same period 2004. The decrease is a result of fewer trailers in 2005 due to a reduction in the fleet. Depreciation and amortization, as a percentage of operating revenues, was 9.0% of operating revenues for the first six months of 2005 compared to 9.2% for the same period of 2004.

Insurance, claims and damage expense decreased $1.7 million to $4.2 million for the first six months 2005 compared to $5.9 million for the same period 2004. Insurance, claims and damage expense, as a percentage of operating revenues, was 3.4% for the first six months of 2005 compared to 4.6% for the same period of 2004. The decrease is primarily a result of lower accident frequency and better claims experience in 2005 when compared to the same period 2004.

Taxes and licenses increased $0.1 million to $2.3 million for the first six months 2005 compared to $2.2 million for the same period 2004. The increase is due to increased tax levies from various state taxing authorities. Taxes and licenses, as a percentage of operating revenues, was 1.8% for both 2005 and 2004.

Communication expense was $0.9 million for both the first six months 2005 and the same period 2004. Communication expense, as a percentage of operating revenues, was 0.7% for both 2005 and 2004.

Other general and administrative expense increased $0.1 million to $5.0 million for the first six months 2005 compared to $4.9 million for the same period 2004. Other general and administrative expense, as a percentage of operating revenues, was 4.0% for the first six months 2005 compared to 3.8% for the same period 2004. On April 9, 2004, the Company signed a sub-lease agreement to rent 9,000 square feet of its headquarters facility at a rental rate that is less than the rental rate paid by the Company. Accordingly, the Company recorded a pre-tax impairment charge related to this sub-lease agreement of $190,000 in the second quarter 2004.

Gain on the disposition of equipment was $18,000 for the first six months of 2005 compared to a gain of $22,000 for the same period of 2004.

As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues) was 98.1% for the first six months of 2005 compared to 97.6% for the same period of 2004.

Net interest expense decreased $0.4 million to $1.3 million for the first six months 2005 compared to $1.7 million for the same period 2004. Net interest expense, as a percentage of operating revenues, was 1.1% for the first six months of 2005 compared to 1.3% for the same period of 2004. The decrease primarily reflects lower average debt balances in 2005.

The effective tax rate was 39.8% for the first six months of 2005 compared to 39.5% for the same period of 2004.

Net earnings were $0.6 million, or 0.5% of operating revenues, for the first six months of 2005 compared to net earnings of $0.9 million, or 0.7% of operating revenues, for the same period of 2004.

Liquidity and Capital Resources

Cash and cash equivalents were $3.9 million at June 30, 2005, compared to $3.7 million at December 31, 2004 and $5.5 million at June 30, 2004. Net cash provided by operating activities for the first six months of 2005 was $15.5 million compared to $13.2 million provided for the same period of 2004. The net change in operating assets and liabilities provided cash of $3.9 million during the first six months of 2005 and provided cash of $0.9 million during the same period of 2004. The primary changes in operating assets and liabilities relate to decreased other receivables related to proceeds due from revenue equipment sold, and increased accounts payable primarily due to accruals for new revenue equipment received but not yet financed on a long-term basis.

Investing activities for the first six months of 2005 consumed net cash of $14.1 million compared to $2.5 million net cash consumed by investing activities in the same period of 2004. Gross capital expenditures were $19.9 million in the first six months of 2005 primarily related to the acquisition of 66 replacement tractors and 450 trailers. Gross capital expenditures were $4.5 million in the first six months of 2004 primarily related to the acquisition of 40 replacement tractors. Proceeds from the disposition of property and equipment for the first six months of 2005 and 2004 were $5.8 million and $2.0 million, respectively, related to assets retired when the new equipment was purchased and the sale of trailers to reduce overall trailer fleet size.

Financing activities for the first six months of 2005 consumed $1.2 million compared to $7.5 million consumed for the first six months of 2004. Net cash consumed for the first six months of 2005 included $15.0 million for repayments of long-term debt, and $14.1 million from proceeds from the issuance of new long-term debt associated with new revenue equipment. Net cash consumed for the first six months of 2004 included $3.7 million for repayments of long-term debt and $4.5 million for the repurchase and retirement of common stock.

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

Working capital was negative $8.3 million at June 30, 2005, compared to negative $7.9 million at December 31, 2004 and negative $2.5 million at June 30, 2004. The Company relies primarily on its operating cash flows and available borrowings under its credit facility to satisfy its short-term capital and debt-service requirements.

The Company has a credit agreement which expires on May 4, 2007 for a secured credit facility with maximum combined borrowings and letters of credit of $30.0 million at June 30, 2005. Amounts actually available under the credit facility are limited by the Company’s accounts receivable and unencumbered revenue equipment. The credit facility is used to meet working capital needs, purchase revenue equipment and other assets, and satisfy letter of credit requirements associated with the Company’s self-insured retention arrangements. At June 30, 2005, there were outstanding borrowings and letters of credit of $0.0 and $5.7 million, respectively, and the Company was in compliance with the financial covenants under the credit facility. At June 30, 2005, the Company had additional amounts available under its credit facility of $17.8 million. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, the credit facility, and other financing arrangements related to revenue equipment purchases.

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

The following tables set forth the Company’s contractual obligations as of June 30, 2005:

Payments Due by Period
(In thousands)

Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 years

Long-term debt	$41,116	$8,323	$19,791	$12,071	$931
Interest on long-term debt	4,996	1,855	2,371	713	57
Capital leases	7,080	5,930	1,150	—	—
Interest on capital leases	289	266	23	—	—
Purchase Obligations for Revenue Equipment	6,394	6,394	—	—	—
Operating leases	16,214	3,789	2,669	2,186	7,570
Letters of credit	5,685	5,685	—	—	—
Guarantees	1,050	1,050	—	—	—

Total Obligations	$82,824	$33,292	$26,004	$14,970	$8,558

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

New Accounting Pronouncements to be adopted

In December 2004, the FASB issued SFAS No. 123R “Share based payment,” which is a revision to SFAS No. 123 “Accounting for Stock Based Compensation.” The provisions of this statement shall be effective for annual periods beginning after June 15, 2005. This new accounting pronouncement will require the Company to recognize in the income statement the grant-date fair value of stock-based compensation issued to employees. The Company currently accounts for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is currently reflected in net income, but the Company does disclose in its footnotes the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123. The Company is still evaluating the ultimate financial statement impact as it relates to Statement No. 123R, however, it does not currently believe the impact will be significantly different from the amounts currently disclosed in the notes to the financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of non-monetary assets, an amendment of APB Opinion No. 9.” The provisions of this statement shall be effective for interim periods beginning after June 15, 2005. The adoption of this new accounting standard is not expected to have a material impact on the Company’s financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to certain market risks with its $30.0 million credit agreement, of which $0 was outstanding at June 30, 2005. The agreement bears interest at a variable rate, which was 6.5% at June 30, 2005. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2005, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TRANSPORT CORPORATION OF AMERICA, INC.

Date:	July 26, 2005	/s/ MICHAEL J. PAXTON

Michael J. Paxton Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ KEITH R. KLEIN

Keith R. Klein Chief Financial Officer and Chief Information Officer (Principal Financial and Accounting Officer)