Form 10-Q
period 2005-09-30
TRANSPORT CORPORATION OF AMERICA INC
filed 2005-11-04
CIK 809246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   YES  ☒       NO  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

YES  ☐       NO  ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES  ☐       NO  ☒

        As of October 31, 2005, the Company had outstanding 6,566,942 shares of Common Stock, $.01 par value.

TRANSPORT CORPORATION OF AMERICA, INC.
Quarterly Report on Form 10-Q

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

Transport Corporation of America, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$2,215	$3,714
Trade accounts receivable, net of allowances for doubtful accounts and other billing adjustments of $615 at September 30, 2005
and $800 at December 31, 2004	27,504	24,610
Other receivables	1,716	1,170
Operating supplies – inventory	986	800
Deferred income tax benefit	5,354	6,316
Prepaid expenses	2,281	2,626

Total current assets	40,056	39,236

Property and equipment:
Revenue equipment, at cost	175,663	180,827
Less accumulated depreciation	(71,868)	(80,077)

Revenue equipment, net	103,795	100,750

Property and other equipment
Land, buildings, and improvements	14,892	16,516
Other equipment and leasehold improvements	19,408	21,219
Less accumulated depreciation	(17,747)	(18,699)

Property and equipment, net	16,553	19,036

Revenue, property, and other equipment, net	120,348	119,786

Other assets, net	2,492	2,056

Total assets	162,896	161,078

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	8,836	7,965
Current maturities of capital lease obligations	4,962	9,990
Accounts payable	7,918	5,026
Checks issued in excess of cash balances	2,439	1,871
Due to independent contractors	1,366	1,157
Accrued expenses	21,816	21,132

Total current liabilities	47,337	47,141

Long-term debt, less current maturities	33,550	28,336
Capital lease obligations, less current maturities	—	2,826

Deferred income taxes	24,444	26,504

Shareholders’ equity:
Common stock, $.01 par value; 15,000,000 shares authorized,
6,563,636 and 6,527,392 shares issued and outstanding as of
September 30, 2005 and December 31, 2004, respectively	66	65
Additional paid-in capital	25,680	25,428
Retained earnings	31,819	30,778

Total shareholders’ equity	57,565	56,271

Total liabilities and shareholders’ equity	$162,896	$161,078

See accompanying notes to consolidated financial statements.

Transport Corporation of America, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Operating revenues	$64,357	$65,730	$188,621	$193,105

Operating expenses:
Salaries, wages, and benefits	19,655	19,888	57,976	57,365
Fuel, maintenance, and other expenses	13,092	11,354	36,425	31,005
Purchased transportation	18,436	19,496	54,390	60,321
Revenue equipment leases	403	347	1,195	892
Depreciation and amortization	5,599	5,988	16,805	17,693
Insurance, claims and damage	2,003	3,931	6,233	9,824
Taxes and licenses	1,075	1,142	3,357	3,391
Communications	339	441	1,206	1,339
Other general and administrative expenses	2,819	2,343	7,780	7,226
Impairment of sublease office space	—	—	—	190
Gain on sale of property and equipment	(314)	—	(332)	(22)

Total operating expenses	63,107	64,930	185,035	189,224

Operating income	1,250	800	3,586	3,881

Interest expense	732	777	2,283	2,447
Interest income	(130)	(21)	(355)	(41)

Interest expense, net	602	756	1,928	2,406

Earnings before income taxes	648	44	1,658	1,475

Provision for income taxes	215	8	617	573

Net earnings	433	36	1,041	902

Net earnings per share – basic:	$0.07	$0.01	$0.16	$0.13

Net earnings per share – diluted:	$0.07	$0.01	$0.16	$0.13

Average common shares outstanding:
Basic	6,563,440	6,523,417	6,554,142	6,788,123
Diluted	6,647,913	6,655,208	6,672,350	6,904,551

See accompanying notes to consolidated financial statements.

Transport Corporation of America, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities:
Net income	$1,041	$902
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,805	17,693
Sublease impairment	—	190
Gain on sale of property and equipment	(332)	(22)
Deferred income taxes	(1,098)	(218)
Changes in operating assets and liabilities:
Trade receivables	(2,894)	(2,743)
Other receivables	636	(1,250)
Operating supplies - Inventory	(186)	(40)
Prepaid expenses	345	239
Other assets	(436)	1,100
Accounts payable	2,892	6,025
Due to independent contractors	209	(159)
Accrued expenses	684	3,162

Net cash provided by operating activities	17,666	24,879

Investing activities:
Purchases of revenue equipment	(28,103)	(17,135)
Purchases of property and other equipment	(1,728)	(671)
Proceeds from disposition of equipment	11,614	4,157

Net cash used by investing activities	(18,217)	(13,649)

Financing activities:
Proceeds from issuance of common stock, and exercise of options and warrants	253	42
Payments for repurchase and retirement of common stock	—	(4,535)
Proceeds from issuance of long-term debt	17,453	12,098
Principal payments on long-term debt	(19,222)	(15,994)
Proceeds from issuance of notes payable to bank	—	100
Principal payments on notes payable to bank	—	(100)
Change in net checks issued in excess of cash balances	568	229

Net cash used by financing activities	(948)	(8,160)

Net (decrease) increase in cash	(1,499)	3,070
Cash and cash equivalents, beginning of period	3,714	2,345

Cash and cash equivalents, end of period	$2,215	$5,415

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,021	$2,246
Income taxes	1,017	840
Supplemental schedule of noncash investing and financing activities:
Lease receivables from disposition of revenue equipment	$1,182	$—

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

The Company’s business is seasonal. Operating results for the three-month or nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The Company has adopted the disclosure only provisions of SFAS No. 148 Accounting for Stock–Based Compensation – Transition and Disclosure. As of September 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net earnings, as reported	$433	$36	$1,041	$902

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	(59)	(69)	(194)	(176)

Pro forma net earnings	$374	$(33)	$847	$726

Earnings per share:
Basic – as reported	$0.07	$0.01	$0.16	$0.13
Basic – pro forma	$0.06	($ 0.01)	$0.13	$0.11

Diluted – as reported	$0.07	$0.01	$0.16	$0.13
Diluted – pro forma	$0.06	$0.00	$0.13	$0.11

3.	Computation of Earnings per Common Share (In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net earnings	$433	$36	$1,041	$902

Average number of common
shares outstanding	6,563,440	6,523,417	6,554,142	6,788,123

Dilutive effect of outstanding stock options	84,473	131,791	118,208	116,428

Average number of common and common
equivalent shares outstanding	6,647,913	6,655,208	6,672,350	6,904,551

Net earnings per share – basic:	$0.07	$0.01	$0.16	$0.13

Net earnings per share – diluted:	$0.07	$0.01	$0.16	$0.13

4.	New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of non-monetary assets, an amendment of APB Opinion No. 9", effective for interim periods beginning after June 15, 2005. The adoption of this new accounting standard in the third quarter of 2005 has no impact on the Company’s financial statements.

5.	Subsequent Event

On October 26, 2005, the Company signed a definitive merger agreement to be acquired by a private equity investment firm. Transport America will be the surviving entity after the merger. Under the terms of the merger agreement, each outstanding share of Transport America’s common stock will be converted into the right to receive $10.00 in cash and all outstanding options, whether vested or unvested, will become exercisable and the holders will receive the net value of the options.

The transaction is expected to be completed in Transport America’s first fiscal quarter of 2006. Commitment letters have been obtained for all necessary debt financing in connection with the transaction. The transaction is subject to approval by Transport America’s shareholders, funding under the financing commitments, and other customary conditions, including regulatory approvals.

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

Significant Transactions and Financial Trends

Throughout this Management’s Discussion and Analysis (MD&A), you will read about significant transactions or events that materially contribute to or reduce earnings and materially affect financial trends. Significant transactions discussed in this MD&A include a gain resulting from the sale of a maintenance facility in the third quarter of 2005 and an impairment charge related to a sublease agreement signed in the second quarter of 2004.

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

	Average Seated Company Tractors	Average Independent Contractor Tractors	Total Average Seated Tractors
1st Qtr 2004	832	698	1,530
2nd Qtr 2004	895	667	1,562
3rd Qtr 2004	920	628	1,548
4th Qtr 2004	897	580	1,477
1st Qtr 2005	856	526	1,382
2nd Qtr 2005	828	496	1,324
3rd Qtr 2005	839	455	1,294

The reduction in overall capacity reduces the number of miles the Company operates. Total miles decreased 17.8% to 37.0 million miles in the third quarter 2005 compared to 45.0 million miles for the same period in 2004. The Company has been able to partially offset the effect on revenues and earnings of the decrease in total miles through increased freight rates, improved efficiencies, and reduced costs.

High fuel costs continue to impact the Company’s industry. While the Company is able to recover most of this increased cost through fuel surcharge arrangements with the majority of its customers, the Company does absorb increased fuel costs on empty miles.

The Company had favorable insurance, claim and accident experience in 2005 when compared to the same period 2004. The third quarter 2004 results included additional expense related to several serious accidents that occurred during the period. Insurance, claims and damage expense was $3.9 million, or 6.0% of revenue, during the third quarter 2004 compared to $2.0 million, or 3.1% of revenue, for the same period 2005. Insurance, claim and damage expense was 9.8 million, or 5.1% of revenue for the first nine months of 2004 compared to $6.2 million, or 3.3% of revenue for the same period 2005.

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

Three Months Ended September 30, 2005 and 2004

Operating revenues, including fuel surcharges, were $64.4 million for the quarter ended September 30, 2005, a decrease of 2.0% compared to $65.7 million for the same quarter of 2004. Fuel surcharges were $8.7 million and $4.8 million for the third quarters of 2005 and 2004, respectively, reflecting the effect of higher fuel costs in the third quarter of 2005 compared to the same period 2004. Logistics and other revenues were $4.4 million for the quarter ended September 30, 2005 compared to $1.2 million for the same period 2004 due to increased logistics operations and inter-modal activities. Excluding fuel surcharges, revenues for this year’s third quarter decreased 8.5% when compared to the same period 2004.

The Company measures revenue before fuel surcharges, or “freight revenue,” in addition to operating revenue, because management believes removing this sometimes volatile source of revenue affords a more consistent basis for comparing results of operations from period to period. Operating revenues per total mile, which includes fuel surcharges, were $1.62 per mile for the third quarter of 2005 compared to $1.44 for the same quarter of 2004. Freight revenues per total mile, which excludes fuel surcharges, were $1.39 per mile for the third quarter of 2005, compared to $1.33 for the same quarter of 2004. Operating revenues per loaded mile, which includes fuel surcharges, were $1.81 for the third quarter of 2005 compared to $1.62 for the same period 2004. Freight revenues per loaded mile, which excludes fuel surcharges, were $1.55 for the third quarter of 2005 compared to $1.50 for the same period 2004. These increases are primarily a result of increased line-haul rates, as well as changes in customer mix.

The following table reconciles the differences between these non-GAAP financial measures excluding fuel surcharges and the most directly comparable GAAP measures including fuel surcharges.

	3rd Quarter 2005	3rd Quarter 2004
Operating revenue per total mile	$1.62	$1.44
Fuel surcharge per total mile	0.23	0.11

Freight revenue per total mile	$1.39	$1.33

Operating revenue per loaded mile	$1.81	$1.62
Fuel surcharge per loaded mile	0.26	0.12

Freight revenue per loaded mile	$1.55	$1.50

Equipment utilization, as measured by average operating revenues per tractor in-service per week (including fuel surcharges), was $3,438 during the third quarter of 2005, compared to $3,113 for the same quarter of 2004. Equipment utilization, as measured by average freight revenues per tractor in-service per week (excluding fuel surcharges), was $2,941 during the third quarter of 2005, compared to $2,882 for the same quarter of 2004. The increase in equipment utilization reflects increased line-haul rates in the third quarter of 2005 compared to the same period 2004, a lower percentage of empty (deadhead) miles, offset by lower miles per tractor per day.

The following table reconciles the differences between these non-GAAP financial measures excluding fuel surcharges and the most directly comparable GAAP measures including fuel surcharges.

	3rd Quarter 2005	3rd Quarter 2004
Operating revenue per tractor per week	$3,438	$3,113
Fuel surcharge per tractor per week	497	231

Freight revenue per tractor per week	$2,941	$2,882

At September 30, 2005, the Company’s fleet included 1,042 Company-owned tractors and 438 tractors provided by independent contractors compared to 1,023 Company-owned tractors and 625 tractors provided by independent contractors at September 30, 2004.

Salaries, wages, and benefits decreased $0.2 million to $19.7 million during the third quarter of 2005 compared to $19.9 million during the third quarter of 2004. The decrease is primarily a result lower workers’ compensation expenses and lower total miles driven, partially offset by an increase in the line-haul rates and accessorial compensation paid to drivers. Salaries, wages, and benefits, as a percentage of operating revenues, were 30.5% for the third quarter of 2005, compared to 30.3% for the same quarter of 2004. The percentage increase is due to the above factors as well as a higher percentage of miles driven by employee drivers when compared to independent contractors (employee transported miles represented 64.1% of total miles in the third quarter of 2005 compared to 58.7% for the same period 2004).

Fuel, maintenance, and other expenses increased $1.7 million to $13.1 million during the third quarter of 2005 compared to $11.4 million in the third quarter of 2004. The increase is primarily due to increased fuel costs due to rising prices. These increases were offset by lower maintenance, tire and damage costs due to lower miles driven during the third quarter of 2005 when compared to the same period 2004. Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 20.3% for the third quarter of 2005, compared to 17.3% for the same period 2004.

Purchased transportation decreased $1.1 million to $18.4 million in the third quarter of 2005 compared to $19.5 million in the third quarter of 2004. The decrease reflects lower miles driven by independent contractors, offset by an increase in the line-haul and fuel surcharge rates paid to independent contractors, as well as increased logistics and inter-modal activities. Purchased transportation, as a percentage of operating revenues, was 28.6% for the third quarter of 2005 compared to 29.7% for the same quarter of 2004. The percentage decrease is due to the above factors as well as a lower percentage of miles driven by independent contractors when compared to employee drivers (independent contractor transported miles represented 35.9% of total miles in the third quarter of 2005 compared to 41.3% for the same period 2004).

Revenue equipment leases increased $0.1 million to $0.4 million in the third quarter of 2005 compared to $0.3 million in the third quarter of 2004. Revenue equipment leases, as a percentage of operating revenues, were 0.6% for the third quarter of 2005 compared to 0.5% for the same period 2004, reflecting the Company’s use of operating leases for certain tractors acquired in 2002 and 2004.

Depreciation and amortization decreased $0.4 million to $5.6 million in the third quarter of 2005 compared to $6.0 million in the third quarter of 2004. The decrease is a result of fewer trailers in 2005 due to a reduction in the fleet. Depreciation and amortization, as a percentage of operating revenues, was 8.7% of operating revenues for the third quarter of 2005 compared to 9.1% for the same period 2004.

Insurance, claims and damage expense decreased $1.9 million to $2.0 million in the third quarter of 2005 compared to $3.9 million in the third quarter of 2004. Insurance, claims and damage expense, as a percentage of operating revenues, was 3.1% for the third quarter of 2005 compared to 6.0% for the same quarter of 2004. The decrease is a result of lower accident frequency and better claims experience during the third quarter of 2005 when compared to the same period 2004. In addition, the Company experienced several severe accidents during the third quarter of 2004.

Taxes and licenses expense remained at $1.1 million in both the third quarter of 2005 and the same period 2004. Although the Company’s overall fleet is smaller in 2005, the expense remains consistent due to increased fees and assessments levied by taxing authorities. Taxes and licenses, as a percentage of operating revenues, was 1.7% for the third quarter of 2005 and the same period 2004.

Communication expense decreased $0.1 million to $0.3 million in the third quarter of 2005 compared to $0.4 million for the same period 2004. The decrease is a result of lower satellite tracking fees due to a smaller overall fleet in 2005. Communication expense, as a percentage of operating revenues, was 0.5% for the third quarter of 2005 compared to 0.7 % for the same period 2004.

Other general and administrative expense increased $0.5 million to $2.8 million in the third quarter of 2005 compared to $2.3 million in the third quarter of 2004. The increased general and administrative expenses primarily include driver hiring and recruiting expenses, as well as consulting and professional fees of approximately $0.2 million related to the definitive merger agreement to be acquired by a private equity firm. Other general and administrative expense, as a percentage of operating revenues, was 4.4% in the third quarter 2005 compared to 3.6% for the same period 2004.

During the third quarter of 2005, the Company sold a maintenance facility located in Garland, Texas for net cash proceeds of $2.2 million and recorded a gain on the sale of the property of $0.3 million.

As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues) was 98.1% for the third quarter of 2005 compared to 98.8% for the same period 2004.

Net interest expense decreased $0.2 million to $0.6 million in the third quarter of 2005 compared to $0.8 million for the same period 2004. Net interest expense, as a percentage of operating revenues, was 0.9% for the third quarter of 2005 compared to 1.2% for the same period 2004. The decrease primarily reflects lower average debt balances during the third quarter of 2005 compared to the same period 2004, in addition to increased interest income related to interest earned on the Company’s lease to own program.

The effective tax rate was 33.2% for the third quarter of 2005 compared to 18.2% for the same period 2004. The effective rate for the third quarter of 2005 was lower than statutory rates due to an adjustment during the third quarter primarily due to the resolution of certain tax issues for which liabilities had previously been established. The effective rate in the third quarter 2005 is higher than the same period 2004 due to the above and is subject to additional volatility as the Company is close to break-even for the quarter due to the impact of permanent and temporary tax timing differences.

Net earnings were $433,000 for the third quarter of 2005 compared to net earnings of $36,000 for the same quarter of 2004.

Nine Months Ended September 30, 2005 and 2004

Operating revenues, including fuel surcharges, were $188.6 million for the nine months ended September 30, 2005, a decrease of 2.3% compared to $193.1 million for the same period 2004. Fuel surcharges were $22.3 million and $11.8 million, for the first nine months of 2005 and 2004, respectively, reflecting the effect of higher fuel costs in 2005. Logistics and other revenues were $10.1 million for the nine-month period ended September 30, 2005 compared to $2.5 million for the same period 2004 due to increased logistics operations and inter-modal activities. Excluding fuel surcharges, revenues decreased 8.3% when compared to the same period 2004.

The Company measures revenue excluding fuel surcharges, or “freight revenue,” in addition to operating revenue, because management believes removing this sometimes volatile source of revenue affords a more consistent basis for comparing results of operations from period to period. Operating revenues per total mile, which includes fuel surcharges, were $1.57 per mile for the first nine months of 2005, compared to $1.41 for the same period 2004. Freight revenues per total mile, which excludes fuel surcharges, were $1.37 per mile for the first nine months of 2005, compared to $1.32 for the same period 2004. Operating revenues per loaded mile, which includes fuel surcharges, were $1.76 for the first nine months of 2005 compared to $1.58 for the same period 2004. Freight revenues per loaded mile, which excludes fuel surcharges, were $1.54 for the first nine months of 2005 compared to $1.48 for the same period 2004. These increases are primarily a result of increased line-haul rates, as well as changes in customer mix.

The following table reconciles the differences between these non-GAAP financial measures excluding fuel surcharges and the most directly comparable GAAP measures including fuel surcharges.

	2005	2004
Operating revenue per total mile	$1.57	$1.41
Fuel surcharge per total mile	0.20	0.09

Freight revenue per total mile	$1.37	$1.32

Operating revenue per loaded mile	$1.76	$1.58
Fuel surcharge per loaded mile	0.22	0.10

Freight revenue per loaded mile	$1.54	$1.48

Equipment utilization, as measured by average operating revenues per tractor in-service per week (including fuel surcharges) was $3,319 during the first nine months of 2005 compared to $3,053 for the same period 2004. Equipment utilization, as measured by average freight revenues per tractor in-service per week (excluding fuel surcharges), was $2,906 during the first nine months of 2005 compared to $2,865 for the same period 2004. The improvement in equipment utilization in 2005 reflects increased line-haul rates offset by a decrease in miles per tractor per day and a slight increase in empty (deadhead) miles.

The following table reconciles the differences between these non-GAAP financial measures excluding fuel surcharges and the most directly comparable GAAP measures including fuel surcharges.

	2005	2004
Operating revenue per tractor per week	$3,319	$3,053
Fuel surcharge per tractor per week	413	188

Freight revenue per tractor per week	$2,906	$2,865

Salaries, wages, and benefits increased $0.6 million to $58.0 million for the first nine months of 2005 compared to $57.4 million for the same period 2004. The increase in 2005 is primarily a result of an increase in the line-haul rates and accessorial compensation paid to drivers, offset by lower total miles driven and lower workers’ compensation expenses. Salaries, wages, and benefits, as a percentage of operating revenues, were 30.7% for the first nine months of 2005 compared to 29.7% for the same period 2004. The percentage increase is due to the above factors as well as a higher proportion of miles driven by employee drivers when compared to independent contractors (employee transported miles represented 62.6% of total miles in the first nine months of 2005 compared to 56.4% of total miles in the same period 2004).

Fuel, maintenance, and other expenses increased $5.4 million to $36.4 million during the first nine months of 2005 compared to $31.0 million for the same period 2004. The increase in 2005 is primarily due to increased fuel costs due to rising prices. These increases were offset by lower maintenance, tire and damage costs due to lower miles driven during the first nine months of 2005 when compared to the same period 2004. Fuel, maintenance, and other expenses, as a percentage of operating revenues, were 19.3% for the first nine months of 2005, compared to 16.1% for the same period 2004.

Purchased transportation decreased $5.9 million to $54.4 million during the first nine months of 2005 compared to $60.3 million for the same period 2004. The decrease in 2005 reflects lower miles driven by independent contractors, offset by an increase in the line-haul and fuel surcharge rates paid to independent contractors, as well as increased logistics and inter-modal activities. Purchased transportation, as a percentage of operating revenues, was 28.8% for the first nine months of 2005 compared to 31.2% for the same period 2004. The percentage decrease is due to the above factors as well as a lower proportion of miles driven by independent contractors when compared to employee drivers (independent contractor transported miles represented 37.4% of total miles in the first nine months of 2005 compared to 43.6% of total miles in the same period 2004).

Revenue equipment leases increased $0.3 million to $1.2 million during the first nine months of 2005 compared to $0.9 million for the same period 2004. Revenue equipment leases, as a percentage of operating revenues, were 0.6% for the first nine months of 2005 compared to 0.5% for the same period 2004, reflecting the Company’s use of operating leases for certain tractors acquired during 2002 and 2004.

Depreciation and amortization decreased $0.9 million to $16.8 million for the first nine months of 2005 compared to $17.7 million for the same period 2004. The decrease is a result of fewer trailers in 2005 due to a reduction in the fleet. Depreciation and amortization, as a percentage of operating revenues, was 8.9% of operating revenues for the first nine months of 2005 compared to 9.2% for the same period 2004.

Insurance, claims and damage expense decreased $3.6 million to $6.2 million for the first nine months of 2005 compared to $9.8 million for the same period 2004. Insurance, claims and damage expense, as a percentage of operating revenues, was 3.3% for the first nine months of 2005 compared to 5.1% for the same period 2004. The decrease is primarily a result of lower accident frequency and better claims experience in 2005 when compared to the same period in 2004. In addition, the Company experienced several severe accidents during 2004.

Taxes and licenses expense was $3.4 million for the first nine months of both 2005 and 2004. Although the Company’s overall fleet is smaller in 2005, the expense remains consistent due to increased fees and assessments levied by taxing authorities. Taxes and licenses expense, as a percentage of operating revenues, was 1.8% for both 2005 and 2004.

Communication expense decreased $0.1 million to $1.2 million for the first nine months of 2005 compared to $1.3 million for the same period 2004. The decrease is a result of lower satellite tracking fees due to a smaller overall fleet in 2005. Communication expense, as a percentage of operating revenues, was 0.6% for the first nine months of 2005 compared to 0.7% for the same period 2004.

Other general and administrative expense increased $0.6 million to $7.8 million for the first nine months 2005 compared to $7.2 million for the same period 2004. The increased general and administrative expenses primarily include driver hiring and recruiting expenses, as well as consulting and professional fees of approximately $0.3 million related to the definitive merger agreement to be acquired by a private equity firm. Other general and administrative expense, as a percentage of operating revenues, was 4.1% for the first nine months 2005 compared to 3.7% for the same period 2004.

On April 9, 2004, the Company signed a sub-lease agreement to rent 9,000 square feet of its headquarters facility at a rental rate that is less than the rental rate paid by the Company. Accordingly, the Company recorded a pre-tax impairment charge related to this sub-lease agreement of $190,000 in the second quarter of 2004.

Gain on the disposition of equipment was $0.3 million for the first nine months of 2005 compared to a gain of $22,000 for the same period 2004. During the third quarter of 2005, the Company sold a maintenance facility located in Garland, Texas for net cash proceeds of $2.2 million and recorded a gain on the sale of the property of $0.3 million.

As a result of the items discussed above, the Company’s operating ratio (operating expenses as a percentage of operating revenues) was 98.1% for the first nine months of 2005 compared to 98.0% for the same period 2004.

Net interest expense decreased $0.5 million to $1.9 million for the first nine months of 2005 compared to $2.4 million for the same period 2004. Net interest expense, as a percentage of operating revenues, was 1.0% for the first nine months of 2005 compared to 1.2% for the same period 2004. The decrease primarily reflects lower average debt balances in 2005, in addition to increased interest income related to interest earned on the Company’s lease to own program.

The effective tax rate was 37.2% for the first nine months of 2005 compared to 38.8% for the same period 2004. The effective rate was lower for the first nine months of 2005 compared to the same period 2004 primarily due to the resolution of certain tax issues for which liabilities had previously been established.

Net earnings were $1.0 million, or 0.6% of operating revenues, for the first nine months of 2005 compared to net earnings of $0.9 million, or 0.5% of operating revenues, for the same period 2004.

Liquidity and Capital Resources

Cash and cash equivalents were $2.2 million at September 30, 2005, compared to $3.7 million at December 31, 2004. Net cash provided by operating activities for the first nine months of 2005 was $17.7 million compared to $24.9 million provided for the same period 2004. The net change in operating assets and liabilities provided cash of $1.3 million during the first nine months of 2005 and provided cash of $6.3 million during the same period 2004. The primary changes in operating assets and liabilities relate to increased other receivables and other assets related to the Company’s new lease to own program in 2005, and increased accounts payable primarily due to accruals for new revenue equipment received but not yet financed on a long-term basis.

Investing activities for the first nine months of 2005 consumed net cash of $18.2 million compared to $13.7 million net cash consumed by investing activities in the same period 2004. Gross capital expenditures were $29.8 million in the first nine months of 2005 primarily related to the acquisition of 151 replacement tractors and 670 trailers. Gross capital expenditures were $17.8 million in the first nine months of 2004 primarily related to the acquisition of 90 replacement tractors and 399 trailers. Proceeds from the disposition of property and equipment for the first nine months of 2005 and 2004 were $11.6 million and $4.2 million, respectively, related to assets retired when the new equipment was purchased and the sale of trailers to reduce overall trailer fleet size.

Financing activities for the first nine months of 2005 consumed $0.9 million compared to $8.2 million consumed for the first nine months of 2004. Net cash consumed for the first nine months of 2005 included $19.2 million for repayments of long-term debt, and $17.5 million from proceeds from the issuance of new long-term debt associated with new revenue equipment. Net cash consumed for the first nine months of 2004 included $16.0 million for repayments of long-term debt, $12.1 million from proceeds from the issuance of new long-term debt associated with new revenue equipment, and $4.5 million for the repurchase and retirement of common stock.

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

Working capital was negative $7.3 million at September 30, 2005, compared to negative $7.9 million at December 31, 2004. The Company relies primarily on its operating cash flows and available borrowings under its credit facility to satisfy its short-term capital and debt-service requirements.

The Company has a credit agreement which expires on May 4, 2007 for a secured credit facility with maximum combined borrowings and letters of credit of $30.0 million at September 30, 2005. Amounts actually available under the credit facility are limited by the Company’s accounts receivable and unencumbered revenue equipment. The credit facility is used to meet working capital needs, purchase revenue equipment and other assets, and satisfy letter of credit requirements associated with the Company’s self-insured retention arrangements. At September 30, 2005, there were no outstanding borrowings on the line and there were outstanding letters of credit of $5.9 million supported by the line. The Company was in compliance with the financial covenants of the credit facility. At September 30, 2005, the Company had additional amounts available under its credit facility of $19.2 million. The Company expects to continue to fund its liquidity needs and anticipated capital expenditures with cash flows from operations, the credit facility, and other financing arrangements related to revenue equipment purchases.

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

The following tables set forth the Company’s contractual obligations as of September 30, 2005:

Payments Due by Period
(In thousands)

Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 years
Long-term debt	42,386	$8,836	$19,939	$11,721	$1,890
Interest on long-term debt	5,198	1,932	2,415	745	106
Capital leases	4,962	4,962	—	—	—
Interest on capital leases	180	180	—	—	—
Purchase Obligations for Revenue Equipment	19,620	19,620	—	—	—
Operating leases	15,767	3,572	2,680	2,222	7,293
Letters of credit	5,910	5,910	—	—	—
Guarantees	1,050	1,050	—	—	—

Total Obligations	$95,073	$46,062	$25,034	$14,688	$9,289

Forward-looking Statements

Statements included in this MD&A, elsewhere in this report, in the Company’s Annual Report on Form 10-K, in future filings by the Company with the SEC, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts, are forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The following important factors, among other things, in some cases have affected and in the future could affect the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) Transport America may not be able to complete the proposed merger on the proposed terms or other acceptable terms or at all because of a number of factors, including the failure to obtain shareholder approval, the failure of financing or the failure to satisfy the other closing conditions, (2) the highly competitive conditions that currently exist in the Company’s market and the Company’s ability to compete, (3) the Company’s ability to recruit, train, and retain qualified drivers, (4) increases in fuel prices, and the Company’s ability to recover these costs from its customers, (5) the impact of environmental standards and regulations on new revenue equipment, (6) changes in governmental regulations applicable to the Company’s operations, including hours of service regulations (7) adverse weather conditions, (8) accidents, (9) the market for used revenue equipment, (10) changes in interest rates, (11) the cost of liability insurance coverage, and (12) downturns in general economic conditions affecting the Company and its customers. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise or update any previously made forward-looking statements. Unanticipated events are likely to occur.

New Accounting Pronouncements to be adopted

In December 2004, the FASB issued SFAS No. 123R “Share based payment” which is a revision to SFAS No. 123 “Accounting for Stock Based Compensation”. The provisions of this statement shall be effective for annual periods beginning after September 15, 2005. This new accounting pronouncement will require the Company to recognize in the income statement the grant-date fair value of stock-based compensation issued to employees. The Company currently accounts for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is currently reflected in net income, but the Company does disclose in its footnotes the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123. The Company is still evaluating the ultimate financial statement impact as it relates to Statement No. 123R, however, it does not currently believe the impact will be significantly different from the amounts currently disclosed in the notes to the financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to certain market risks with its $30.0 million credit agreement, of which $0 was outstanding at September 30, 2005. The agreement bears interest at a variable rate, which was 7.25% at September 30, 2005. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2005, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 6.    Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 33-84140) as declared effective by the Commission on November 3, 1994 (the “1994 S-1”)).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the 1994 S-1).

4.1	Rights Agreement by and between the Company and LaSalle Bank National Association dated February 25, 1997 (originally entered into between the Company and Wells Fargo Bank, N.A. (formerly Norwest Bank Minnesota, N.A.)) (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, as amended, filed with the SEC on February 27, 1997; to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A, filed with the SEC on June 29, 1998; and to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A, filed with the SEC on January 21, 2000; to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A, filed with the SEC on August 1, 2002; to Exhibit No. 1 to the Company’s Registration Statement on Form 8-A/A, filed with the SEC on July 22, 2004; and to Exhibit No. 4.1 to the Company’s Registration Statement on Form 8-A/A, filed with the SEC on October 27, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSPORT CORPORATION OF AMERICA, INC.

Date:	November 4, 2005	/s/ MICHAEL J. PAXTON

Michael J. Paxton Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ KEITH R. KLEIN

Keith R. Klein Chief Financial Officer and Chief Information Officer (Principal Financial and Accounting Officer)